Form 10-Q
period 2020-06-30
Amplitude Healthcare Acquisition Corp
filed 2020-08-14
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 10,000,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$914,249	$1,212,755
Prepaid expenses and other current assets	267,082	326,308
Total Current Assets	1,181,331	1,539,063

Marketable securities held in Trust Account	100,416,013	100,154,572
Total Assets	$101,597,344	$101,693,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$185,420	$95,139
Income taxes payable	72,853	16,225
Total Current Liabilities	258,273	111,364

Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	3,758,273	3,611,364

Commitments and contingencies

Class A common stock subject to possible redemption, 9,283,907 and 9,308,227 shares at $10.00 per share at June 30, 2020 and December 31, 2019, respectively	92,839,070	93,082,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 716,093 and 691,773 issued and outstanding (excluding 9,283,907 and 9,308,227 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	72	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (1)	250	288
Additional paid-in capital	5,240,836	4,997,601
(Accumulated deficit) Retained earnings	(241,157)	2,043
Total Stockholders’ Equity	5,000,001	5,000,001
Total Liabilities and Stockholders’ Equity	$101,597,344	$101,693,635

(1)	At December 31, 2019, included up to 375,000 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. See Note 5.

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
General and administrative expenses	$327,561	$556,227
Loss from operations	(327,561)	(556,227)

Other income:
Interest earned on marketable securities held in Trust Account	44,307	369,655

Loss before provision for income taxes	(283,254)	(186,572)
Benefit (provision) for income taxes	1,195	(56,628)
Net loss	$(282,059)	$(243,200)

Weighted average shares outstanding of Class A redeemable common stock	10,000,000	10,000,000
Basic and diluted income per share, Class A	$0.00	$0.02

Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	2,500,000
Basic and diluted net loss per share, Class B	$(0.11)	$(0.18)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	691,773	$69	2,875,000	$288	$4,997,601	$2,043	$5,000,001

Forfeiture of Founder Shares (see Note 5)	—	—	(375,000)	(38)	38	—	—

Change in common stock subject to possible redemption	(3,885)	—	—	—	(38,850)	—	(38,850)

Net income	—	—	—	—	—	38,859	38,859

Balance – March 31, 2020 (unaudited)	687,888	69	2,500,000	250	4,958,789	40,902	5,000,010

Change in common stock subject to possible redemption	28,205	3	—	—	282,047	—	282,050

Net loss	—	—	—	—	—	(282,059)	(282,059)

Balance – June 30, 2020 (unaudited)	716,093	$72	2,500,000	$250	$5,240,836	$(241,157)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(243,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(369,655)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59,226
Accounts payable and accrued expenses	90,281
Income taxes payable	56,628
Net cash used in operating activities	(406,720)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for franchise taxes	108,214
Net cash provided by investing activities	108,214

Net Change in Cash	(298,506)
Cash – Beginning of period	1,212,755
Cash – End of period	$914,249

Supplemental disclosure of non-cash activities:
Change in value of common stock subject to possible redemption	$(243,200)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $5,944,772, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees and $444,772 of other offering costs. In addition, $1,555,205 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes as of the Initial Public Offering date. As of June 30, 2020, there was $914,249 of cash held outside of the Trust Account and available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, the 9,283,907 and 9,308,227, respectively, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $108,000 and $12,000, respectively, which had a full valuation allowance recorded against it of approximately $108,000 and $12,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax benefit (expense) of approximately $1,000 and $(57,000), respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 0.4% and (30.4)%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $49,000 and $157,000 for the three and six months ended June 30, 2020) by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, no Working Capital Loans were outstanding.

Related Party Consulting Agreement

On March 30, 2020, the Company entered into a consulting agreement with a relative of one of the members of the Company’s Board of Directors. The consultant will provide the Company due diligence services related to potential acquisitions and, in return, receive a fee of $600 per hour for services rendered. As of June 30, 2020, $7,050 were incurred and paid under the agreement.

Related Party Arrangement

The Company has an arrangement with an entity, which is 45% owned by the Company's Chief Executive Officer, whereby it currently pays an aggregate of $3,697 per month for office space. No written agreement currently exists, as such, the payments are on a month to month basis. For the three and six months ended June 30, 2020, the Company incurred and paid $11,091 and $22,182, respectively, of such fees.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 716,093 and 691,773 shares of Class A common stock issued or outstanding, excluding 9,283,907 and 9,308,227 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,500,000 and 2,875,000 shares of Class B common stock issued and outstanding, respectively.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At June 30, 2020 and December 31, 2019, assets held in the Trust Account were comprised of $100,416,013 and $100,154,572, respectively, in money market funds which are invested in U.S. Treasury Securities.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$100,416,013	$100,154,572

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $282,059, which consists of operating costs of $327,561, offset by interest income on marketable securities held in the Trust Account of $44,307 and income taxes benefit of $1,195.

For the six months ended June 30, 2020, we had a net loss of $243,200, which consists of operating costs of $556,227 and a provision for income taxes of $56,628, offset by interest income on marketable securities held in the Trust Account of $369,655.

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

For the six months ended June 30, 2020, cash used in operating activities was $406,720. Net loss of $243,200 was impacted by interest earned on marketable securities held in the Trust Account of $369,655 and changes in operating assets and liabilities, which provided $206,135 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $100,416,013. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdrew approximately $108,000 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $914,249 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

None

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

Amplitude Healthcare Acquisition Corporation

Date: August 13, 2020		/s/ Bala Venkataraman
	Name:	Bala Venkataraman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020		/s/ Kenneth Clifford
	Name:	Kenneth Clifford
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

