Form 10-K
period 2020-12-31
Amplitude Healthcare Acquisition Corp
filed 2021-03-30
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2020, as reported on the Nasdaq Stock Market LLC, was approximately $102,500,000.

As of March 26, 2021, there were 10,000,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“Founders” are to Metalmark Capital and Avego Management, each an affiliate of our sponsor;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of our management team or Founders or their respective affiliates, that we may determine to make in connection with financing our initial business combination;

●	“sponsor” are to Amplitude Healthcare Holdings LLC, a Delaware limited liability company; affiliates of our Founders and certain of our officers and directors control our sponsor;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “company” or “our company” are to Amplitude Healthcare Acquisition Corporation.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

●	we are a Company with no operating history or revenue and there may be no basis on which to evaluable our ability to achieve our business objective;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	If we acquire an operating company or business in the healthcare industry, our future operations may be subject to risks associated with this sector; and

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination or our business combination.

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

Founders

Metalmark is a middle-market, growth oriented private investment firm with over two decades of investing experience in a broad range of industries, with healthcare representing one of its core focus areas. Metalmark was founded by Howard Hoffen, then Chairman and Chief Executive Officer of Morgan Stanley Capital Partners (“MSCP”) and Morgan Stanley Private Equity, to manage the MSCP funds and to employ the same successful investment strategies and approaches to the Metalmark Capital funds. Since 1992, the partners of Metalmark have invested approximately $5.6 billion in over 58 companies and have generated total value of approximately $11 billion on behalf of investment partners.

Avego is a multi-strategy healthcare-only investment firm with approximately $300 million (as of November 2019) of committed capital from its principals and more than $1.5 billion in value created in this decade. The principals of Avego have founded and backed multiple healthcare companies over the last fifteen years, generating significant returns for their principals and partners. Avego’s expertise and industry contacts allow it to source and evaluate undervalued and high-quality companies that it believes could be ideal acquisition candidates for our initial business combination. Avego’s principals and scientific advisors are passionate about applying their experiences as healthcare executives and investors to formulate long-term strategies for their investment companies that improve the lives of patients and physicians while achieving attractive investment outcomes. Avego’s investment activity is focused on partnering and working closely with management teams to achieve these objectives.

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

Some of our officers and directors presently have, or any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. All of our officers and certain of our directors and advisors are employed by or affiliated with our Founders. Our Founders and management team are continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which a Founder, officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Financial Position

With funds in the trust account available for a business combination, as of December 31, 2020, in the amount of $96,839,379, after payment of $3,500,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

None of the funds in the trust account will be used to purchase shares in such transactions. Our sponsor, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 is $10.03 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

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

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining of approximately $770,114 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $770,114 from the proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within 10 years after the date of dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc. and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and, may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to Our Business and Corporate Structure

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

Risks Related to Our Initial Business Combination

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

Our board of directors may complete a business combination without seeking stockholder approval, meaning public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $770,114 (as of December 31, 2020) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, up to $103,339,379 is available to complete our business combination and pay related fees and expenses (which includes $3,500,000 for the payment of deferred underwriting commissions).

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

Risks Related to Our Trust Account

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until November 22, 2021, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account ($770,114) as of December 31, 2020, are sufficient to allow us to operate until November 22, 2021; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share or less in certain circumstances on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Risks Related to Our Common Stock and the Securities Market

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

General Risk Factors

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Our Founders, including certain of our officers and directors, have fiduciary responsibility to dedicate substantially all their business time to our Founders’ respective affairs and their respective portfolio companies. However, this responsibility does not require any of our officers or directors to commit his or her full time to our affairs in particular, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees, except Mr. Kapoor, our President, prior to the completion of our initial business combination. In addition, each of our officers and certain of our directors are employed by or affiliated with our Founders, which makes investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 1177 Avenue of the Americas, Floor 40, New York, NY 10036. Our executive offices are provided to us by our sponsor at no charge. Please refer to “Item 13 – Certain Relationships and Related Transactions, and Director Independence” for more information related to the office used by one of our officers. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “AMHCU,” “AMHC” and “AMHCW,” respectively. Our units commenced public trading on November 20, 2019, and our Class A common stock and warrants commenced separate public trading on January 10, 2020.

(b)	Holders

On March 26, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A common stock and 2 holders of record of our warrants.

(c)	Dividends

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” below, “Item 1A. Risk Factors” and elsewhere in this Report.

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Report including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $590,701, which consists of operating costs of $935,400 and a provision for income taxes of $38,451, and interest earned on marketable securities held in the Trust Account of $383,150.

For the period from August 13, 2019 (inception) through December 31, 2019, we had a net income of $2,043, which consists of interest earned on marketable securities held in the Trust Account of $154,572, offset by operating costs of $136,304 and a provision for income taxes of $16,225.

Liquidity and Capital Resources

On November 22, 2019, we consummated our initial public offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 4,000,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,000,000.

Following our initial public offering and the sale of the Private Placement Warrants, a total of $100,000,000 was placed in the Trust Account. We incurred $5,944,772 in transaction costs, including $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees and $444,772 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $640,984, which consists of our net loss of $590,701, interest earned on marketable securities held in the Trust Account of $383,150 and changes in operating assets and liabilities, which provided $332,867 of cash from operating activities.

For the period from August 13, 2019 (inception) through December 31, 2019, cash used in operating activities was $367,473. Net income of $2,043 was offset by interest earned on marketable securities held in the Trust Account of $154,572 and changes in operating assets and liabilities, which used $214,944 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $100,339,379. Interest income on the balance in the Trust Account may be used by us to pay taxes. During year ended December 31, 2020, we withdrew approximately $198,000 of interest earned on the Trust Account to pay for our franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $770,114 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has an arrangement with an entity, which is 45% owned by the Company’s Chief Executive Officer, whereby it currently pays an aggregate of $3,697 per month for office space. No written agreement currently exists, as such, the payments are on a month to month basis.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Howard Hoffen	57	Chairman
Bala Venkataraman	53	Chief Executive Officer and Director
Kenneth Clifford	64	Chief Financial Officer
Vishal Kapoor	45	President
Fred Eshelman	72	Director
Ernest Mario	82	Director
Peter Dolan	65	Director
Glenn Reicin	56	Director

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

Vishal Kapoor, our President since January 2020, has been a Partner of Avego since January 2021. Previously, he worked at Iveric Bio (formerly known as Ophthotech) from April 2015 to December 2019. As the Chief Business Officer of Iveric Bio, he was responsible for acquiring an industry-leading portfolio of gene therapy and therapeutic assets in ophthalmology. From October 2014 to April 2015, Mr. Kapoor was responsible for business development and portfolio strategy in his role as Director of Corporate Development at NPS Pharma, which was acquired by Shire in 2015. From 2005 to 2014, Mr. Kapoor spent 9 years at Genentech in a variety of positions, including leading strategy for ophthalmology and CNS pipeline assets, Lucentis marketing, commercial assessments for business development and medical affairs. Mr. Kapoor holds an MBA in Finance and Management from Columbia Business School and a BA in Biology from Columbia University.

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

Peter Dolan, a director of ours since November 2019, has decades of senior leadership experience across a broad range of businesses and has a track record of successful healthcare investments in large companies and more recently in technology driven startups. Mr. Dolan joined Bristol-Myers Squibb (NYSE: BMY) from General Foods in 1988. After more than a decade leading its Consumer Products, Nutritionals, and Medical Device businesses, he was named Chief Executive Officer of the company in 2001. He led the acquisition of DuPont Pharmaceuticals, which brought Eliquis to the company, which has since become a very large, multi-billion dollar, annual revenue product. In 2001, the successful investment in Imclone’s Erbitux provided the oncology revenue bridge until the introductions of Sprycel and later Yervoy. In 2004, he licensed the immuno-oncology compound that became Yervoy, later named as the Biotech Discovery of the Decade for extending survival in some of the hardest to treat cancers. Following his departure from Bristol-Myers Squibb in 2006, Mr. Dolan has served as Chairman and Chief Executive Officer of Gemin X, a venture capital backed startup oncology company that was sold to Cephalon Pharmaceuticals. More recently, from 2014 to 2019, he was Chairman of Allied Minds, plc (LON: ALM), an innovation company that forms, funds, manages and builds startups based on early-stage technology. Over the course of his career, Mr. Dolan has served on the boards of multiple for-profits and not-for-profits, and has been on the Board of Tufts University since 2001, serving as its Chairman since 2013. Other boards have included the American Express Company (NYSE: AXP) and the Tuck School Board of Overseers. He serves as Chairman of the Partnership for a Healthier America, which works with the private, public and non-profit sectors to develop strategies and initiatives and brokers commitments to address the obesity epidemic. Mr. Dolan graduated magna cum laude from Tufts University in 1978 with a BA. He then earned his MBA from the Tuck School of Business at Dartmouth College. He is well qualified to serve on our Board due to his extensive investment, operational and transactional experience in the healthcare industry.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

Except for Mr. Kapoor, none of our officers has received any cash compensation for services rendered to us. We pay Mr. Kapoor a monthly base salary of $8,333. Contingent on his continuous employment with the Company, Mr. Kapoor will also be eligible to receive a one-time bonus in the amount of $300,000 if the business combination of the Company is successfully closed and publicly announced. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors except for Mr. Kapoor, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Amplitude Healthcare Holdings LLC (2)(3)	—	—	2,500,000	20.0%
Howard Hoffen (3)	—	—	2,500,000	20.0%
Bala Venkataraman (3)	—	—	2,500,000	20.0%
Kenneth Clifford (3)	—	—	2,500,000	20.0%
Fred Eshelman (3)	—	—	—	—
Ernest Mario (3)	—	—	—	—
Peter Dolan (3)	—	—	—	—
Glenn Reicin (3)	—	—	—	—
Vishal Kapoor (3)	—	—	—	—
Tenor Opportunity Master Fund, Ltd. (4)	500,000	5.0%	—	—
Glazer Capital, LLC (5)	1,073,125	10.7%	—	—
UBS O’Connor LLC (6)	500,000	5.0%
All executive officers and directors as a group (8 individuals) (2)	—	—	2,500,000	20.0%

The table above does not include the shares of common stock underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this report.

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Amplitude Healthcare Acquisition Corporation, 1177 Avenue of the Americas, Fl 40, New York, NY 10036.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock at the closing of our initial business combination on a one-for-one basis, subject to adjustment, as described herein.

(3)	Our sponsor is the record holder of the Class B common stock reported herein. Metalmark Amplitude Healthcare Holdings LLC and Avego Healthcare Capital, L.P., affiliates of Metalmark and Avego, respectively, are the managing members of our sponsor. The partners of Metalmark indirectly control Metalmark Capital Holdings LLC, which is the general partner of Metalmark Capital Partners III GP, L.P., itself the sole member of Metalmark Amplitude Healthcare Holdings LLC; Howard Hoffen, our Chairman, and Kenneth Clifford, our Chief Financial Officer, are partners of Metalmark. Each of Messrs. Hoffen and Clifford disclaim any beneficial ownership of the reported shares other than to the extent of their respective pecuniary interest therein, directly or indirectly. Bala Venkataraman, our Chief Executive Officer, is the managing member of Avego Healthcare Capital Holdings, LLC, which is the general partner of Avego Healthcare Capital, L.P., a managing member of our sponsor. Mr. Venkataraman disclaims any beneficial ownership of the reported shares other than to the extent of his pecuniary interest therein, directly or indirectly. In addition, each of our officers and directors is a member of our sponsor and accordingly has pecuniary interest in the shares reported herein. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Based on a Schedule 13G originally filed with the SEC on January 31, 2020, as amended, Tenor Capital Management Company, L.P. (“Tenor Capital”), a Delaware limited partnership, serves as the investment manager to Tenor Opportunity Master Fund, Ltd. (the “Master Fund”), a company organized under the laws of the Cayman Islands, with respect to the Common Stock held by the Master Fund. Robin Shah, a United States citizen, serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. Both Tenor Capital and Robin Shah disclaim beneficial ownership of the Shares reported herein except to the extent of the Reporting Person’s pecuniary interest therein. The address of the principal business office of each of the Reporting Persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

(5)	Pursuant to a Schedule 13G filed by Glazer Capital, LLC with the SEC on September 10, 2020, as amended, on behalf of Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) and Paul J. Glazer, a U.S. citizen (“Mr. Glazer”, together with Glazer Capital, the “Reporting Persons”). The principal place of business of each of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Glazer Capital serves as investment manager for certain funds and managed accounts (collectively, the “Glazer Funds”) that hold the Class A common stock as reported therein. Mr. Glazer serves as the Managing Member of Glazer Capital, with respect to the shares of Class A common stock held by the Glazer Funds. Glazer Enhanced Offshore Fund, Ltd, a Glazer Fund, has the right to receive or the power to direct the receipt of the proceeds from the sale of more than 5% of the Class A common stock reported therein.

(6)	Based on a Schedule 13G initially filed with the SEC on February 13, 2020, as amended, on behalf of UBS O’Connor LLC, a Delaware limited liability company. UBS O’Connor LLC serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Merger Arbitrage Master Limited (“OGMA”), (iii) MA Hedge Fund Strategies Limited (“SGMA”) and (iv) Nineteen77 Global Merger Arbitrage Opportunity Fund (“NGMA”). In such capacity UBS O’Connor LLC exercises voting and investment power over the shares of Common Stock held for the account of GLEA, OGMA, SGMA and NGMA. UBS O’Connor LLC is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, as amended. As a result, UBS O’Connor LLC may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares of Common Stock held for the account of GLEA, OGMA, SGMA and NGMA. The address of the principal business office of UBS O’Connor LLC is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.

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

We have been paying an aggregate of $3,697 per month for office space used by one of our officers, to an entity that is affiliated with our Chief Executive Officer. No written agreement currently exists for such office lease, as the payments are on a month to month basis. For the year ended December 31, 2020, the Company incurred and paid $44,364 of such fees. For the period ended December 31, 2019, there were no such fees.

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

Audit Fees. For the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $82,000 and $50,000, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $4,500 for each period.

All Other Fees. For the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 19, 2019, by and among the Company, BMO Capital Markets Corp. and SVB Leerink LLC (1)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Warrant Agreement, dated November 19, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.5	Description of Securities. (3)

10.1	Investment Management Trust Account Agreement, dated November 19, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated November 19, 2019, between the Company and Sponsor. (1)

10.3	Letter Agreement, dated November 19, 2019, by and among the Company, its officers, directors and Sponsor. (1)

10.4	Securities Subscription Agreement, dated August 23, 2019, between the Company and the Sponsor. (2)

10.5	Private Placement Warrants Purchase Agreement, dated November 19, 2019, between the Company and the Sponsor. (1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 25, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 25, 2019.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 26, 2020.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Amplitude Healthcare Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amplitude Healthcare Acquisition Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on November 22, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

March 30, 2021

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$770,114	$1,212,755
Prepaid income taxes	4,549	—
Prepaid expenses	146,979	326,308
Total Current Assets	921,642	1,539,063

Marketable securities held in Trust Account	100,339,379	100,154,572
TOTAL ASSETS	$101,261,021	$101,693,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$269,451	$95,139
Income taxes payable	—	16,225
Total Current Liabilities	269,451	111,364

Deferred underwriting fee payable	3,500,000	3,500,000
TOTAL LIABILITIES	3,769,451	3,611,364

Commitments and Contingencies

Class A common stock subject to possible redemption, 9,249,156 and 9,308,227 shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	92,491,560	93,082,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 750,844 and 691,773 issued and outstanding (excluding 9,249,156 and 9,308,227 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	75	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding at December 31, 2020 and 2019 (1)	250	288
Additional paid-in capital	5,588,343	4,997,601
(Accumulated deficit) Retained earnings	(588,658)	2,043
Total Stockholders’ Equity	5,000,010	5,000,001
Total Liabilities and Stockholders’ Equity	$101,261,021	$101,693,635

(1)	At December 31, 2019, 2included up to 375,000 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 13, 2019 (Inception) Through December 31,
	2020	2019
General and administrative expenses	$935,400	$136,304
Loss from operations	(935,400)	(136,304)

Other income:
Interest earned on marketable securities held in Trust Account	383,150	154,572

(Loss) income before provision for income taxes	(552,250)	18,268
Provision for income taxes	(38,451)	(16,225)
Net (loss) income	$(590,701)	$2,043

Weighted average shares outstanding of Class A redeemable common stock	10,000,000	10,000,000
Basic and diluted net income per share, Class A	$0.01	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock (1)	2,500,000	2,500,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.29)	$(0.02)

(1)	In 2019, excluded an aggregate of up to 375,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – August 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	2,875,000	288	24,712	—	25,000

Sale of 10,000,000 Units, net of underwriting discount and offering costs	10,000,000	1,000	—	—	94,054,228	—	94,055,228

Sale of 4,000,000 Private Placement Warrants	—	—	—	—	4,000,000	—	4,000,000

Class A common stock subject to possible redemption	(9,308,227)	(931)	—	—	(93,081,339)	—	(93,082,270)

Net income	—	—	—	—	—	2,043	2,043
Balance – December 31, 2019	691,773	$69	2,875,000	$288	$4,997,601	$2,043	$5,000,001

Change in value of Class A common stock subject to possible redemption	59,071	6	—	—	590,704	—	590,710

Forfeiture of Class B common stock by Sponsor	—	—	(375,000)	(38)	38	—	—

Net loss	—	—	—	—	—	(590,701)	(590,701)
Balance – December 31, 2020	750,844	$75	2,500,000	$250	$5,588,343	$(588,658)	$5,000,010

(1)	Included 375,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in party by the underwriters.

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(590,701)	$2,043
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(383,150)	(154,572)
Changes in operating assets and liabilities:
Prepaid income taxes	(4,549)	—
Prepaid expenses	179,329	(326,308)
Accounts payable and accrued expenses	174,312	95,139
Income taxes payable	(16,225)	16,225
Net cash used in operating activities	(640,984)	(367,473)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(100,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	198,343	—
Net cash provided by (used in) investing activities	198,343	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	98,000,000
Proceeds from sale of Private Placement Warrants	—	4,000,000
Repayment of promissory note – related party	—	(183,876)
Payment of offering costs	—	(235,896)
Net cash provided by financing activities	—	101,580,228

Net Change in Cash	(442,641)	1,212,755
Cash – Beginning of period	1,212,755	—
Cash – End of period	$770,114	$1,212,755

Supplemental cash flow information:
Cash paid for income taxes	$59,225	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$93,078,400
Change in value of Class A common stock subject to possible redemption	$(590,710)	$3,870
Deferred underwriting fee payable	$—	$3,500,000
Payment of offering costs through promissory note – related party	$—	$183,876
Deferred offering costs paid directly by shareholder in exchange for issuance of Class B common stock	$—	$25,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 22, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, the 9,249,156 and 9,308,227, respectively, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $5,944,772 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from August 13, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$383,150	$154,572
Income and Franchise Tax	(238,501)	(93,535)
Net Earnings	$144,649	$61,037
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	10,000,000	10,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.01	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(590,701)	$2,043
Redeemable Net Earnings	(144,649)	(61,037)
Non-Redeemable Net Loss	$(735,350)	$(58,994)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,500,000	2,500,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.29)	$(0.02)

Note: As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Founder Shares included an aggregate of up 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). On January 6, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 375,000 shares. Accordingly, as of December 31, 2020, there are 2,500,000 Founder Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. December 31, 2020 and 2019, no Working Capital Loans were outstanding.

Related Party Consulting Agreement

On March 30, 2020, the Company entered into a consulting agreement with a relative of one of the members of the Company’s Board of Directors. The consultant will provide the Company due diligence services related to potential acquisitions and, in return, receive a fee of $600 per hour for services rendered. For the year ended December 31, 2020, $7,050 were incurred and paid under the agreement.

Related Party Arrangement

The Company has an arrangement with an entity, which is 45% owned by the Company’s Chief Executive Officer, whereby it currently pays an aggregate of $3,697 per month for office space. No written agreement currently exists, as such, the payments are on a month to month basis. For the year ended December 31, 2020, the Company incurred and paid $44,364 of such fees. For the period ended December 31, 2019, there were no such fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 750,844 and 691,773 shares of Class A common stock issued or outstanding, excluding 9,249,156 and 9,308,227 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,500,000 and 2,875,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax asset
Organizational costs/Startup expenses	$166,813	$12,389
Total deferred tax asset	166,813	12,389
Valuation allowance	(166,813)	(12,389)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$38,451	$16,225
Deferred	(154,424)	(12,389)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	154,424	12,389
Income tax provision	$38,451	$16,225

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $154,424 and $12,389, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(28.0)%	67.8%
Income tax provision	(7.0)%	88.8%

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020 and 2019, assets held in the Trust Account were comprised of $100,339,379 and $100,154,572, respectively, in money market funds, which are invested in U.S. Treasury Securities. Through December 31, 2020, the Company withdrew $198,343 of interest earned on the Trust Account to pay for its franchise and income tax obligations, of which such amount was withdrawn during the year ended December 31, 2020.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$100,339,379	$100,154,572

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021	Amplitude Healthcare Acquisition Corporation

	By:	/s/ Bala Venkataraman
		Name:	Bala Venkataraman
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Hoffen	Chairman of the Board of Directors	March 30, 2021
Howard Hoffen

/s/ Bala Venkataraman	Chief Executive Officer and Director	March 30, 2021
Bala Venkataraman	(Principal Executive Officer)

/s/ Kenneth Clifford	Chief Financial Officer	March 30, 2021
Kenneth Clifford	(Principal Financial and Accounting Officer)

/s/ Fred Eshelman	Director	March 30, 2021
Fred Eshelman

/s/ Ernest Mario	Director	March 30, 2021
Ernest Mario
/s/ Peter Dolan	Director	March 30, 2021
Peter Dolan

/s/ Glenn Reicin	Director	March 30, 2021
Glenn Reicin