Form 10-K/A
period 2020-12-31
Amplitude Healthcare Acquisition Corp
filed 2021-05-24
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Yes ☒ No ☐

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Stock Market LLC, was approximately $102,500,000.

As of March 26, 2021, there were 10,000,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” “company” or “our company” are to Amplitude Healthcare Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Amplitude Healthcare Acquisition Corporation, for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 22, 2019, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, on May 16, 2021, the Audit Committee of the Board of Directors of the company concluded, in consultation with the company’s management, (i) its previously issued financial statements as of and for the period from August 13, 2019 (Inception) through December 31, 2019 and the year ended December 31, 2020, which were included in the Original Filing, (ii) its previously issued financial statements for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and (iii) certain items on its previously issued audited balance sheet dated as of November 22, 2019, the date on which the company’s initial public offering closed, that were previously reported in a Current Report on Form 8-K filed with the SEC on November 27, 2019 (collectively, the “Affected Periods”) should be restated because of a misapplication of the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the company’s historical interpretation of the specific provisions within its warrant agreement and the company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on November 22, 2019 in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A and to amend and restate the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 and Financial Statements and Supplementary Data described in Item 8, which give effect to the change in accounting for the Warrants as disclosed in the Original Filing. The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data, in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7 , Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing (except for the paragraph describing the business combination agreement added to “Note 12—Subsequent Events” to the accompanying consolidated financial statements), and, except as described above, does not modify or update any other disclosures in the Original Filing.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 32.1 and 32.2).

We have not amended our previously filed Current Report on Form 8-K filed on November 27, 2019, our Quarterly Reports on Form 10-Q for the periods affected by the restatement or our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof (except for the paragraph added to “Note 12—Subsequent Events” to the accompanying consolidated financial statements). As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events (except as described above). Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

v

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the warrants we issued in connection with the November 2019 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

In this Amendment No. 1 to the Annual Report of Amplitude Healthcare Acquisition Corporation on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020 and 2019, and the year ended December 31, 2020 and for the period from August 13, 2019 (Inception) through December 31, 2019, among other financial statements.

The restatement results from our prior accounting for our outstanding common stock purchase warrants issued in connection with our initial public offering in November 2019 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On March 30, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 22, 2019, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, on May 16, 2021, the Audit Committee of our Board of Directors concluded, in consultation with our management, (i) our previously issued financial statements as of and for the year ended December 31, 2020 and the period from August 13, 2019 (Inception) through December 31, 2019, (ii) our previously issued financial statements for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and (iii) certain items on our previously issued audited balance sheet dated as of November 22, 2019, the date on which our initial public offering closed (collectively, the “Affected Periods”) should be restated because of a misapplication of the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within our warrant agreement and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on November 22, 2019 in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the misclassification of our warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q or Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2020, we had a net loss of $6,480,701, which consists of operating costs of $935,400, a change in fair value of warrant liability of $5,890,000, a provision for income taxes of $38,451, and interest earned on marketable securities held in the Trust Account of $383,150.

For the period from August 13, 2019 (inception) through December 31, 2019, we had net loss of $596,380, which consists of interest earned on marketable securities held in the Trust Account of $154,572, a change in fair value of warrant liability of $360,000, transaction costs of $238,423 offset by operating costs of $136,304 and a provision for income taxes of $16,225.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the year ended December 31, 2020, cash used in operating activities was $640,984, which consists of our net loss of $6,480,701, interest earned on marketable securities held in the Trust Account of $383,150, a non-cash charge for the change in the fair value of warrant liabilities of $5,890,000 and changes in operating assets and liabilities, which provided $332,867 of cash from operating activities.

For the period from August 13, 2019 (inception) through December 31, 2019, cash used in operating activities was $367,473. Net loss of $596,380 was impacted by a non-cash charge for the change in the fair value of warrant liabilities of $360,000, and transaction costs of $238,423 offset by interest earned on marketable securities held in the Trust Account of $154,572 and changes in operating assets and liabilities, which used $214,944 of cash from operating activities.

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

Going Concern

We have until November 22, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a business combination by this date but there is no guarantee we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 22, 2021.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued common stock warrants in connection with our Initial Public Offering and private placement which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering as of November 19, 2019 and December 31, 2019 has been estimated using Monte Carlo simulations at each measurement date and subsequently using the public trading prices of such warrants. The fair value of warrants issued in connection with the private placement has been estimated using a Modified Black Scholes Option Pricing Model at each measurement date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K/A does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Audit Fees. For the year ended December 31, 2020 and for the period from August 13, 2019 (inception) through December 31, 2019, fees for our independent registered public accounting firm were approximately $82,000 and $50,000, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report on Form 10-K/A.

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

(a) The following documents are filed as part of this Form 10-K/A:

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

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 19, 2019, by and among the Company, BMO Capital Markets Corp. and SVB Leerink LLC (1)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Warrant Agreement, dated November 19, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.5	Description of Securities. (3)

10.1	Investment Management Trust Account Agreement, dated November 19, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated November 19, 2019, between the Company and Sponsor. (1)

10.3	Letter Agreement, dated November 19, 2019, by and among the Company, its officers, directors and Sponsor. (1)

10.4	Securities Subscription Agreement, dated August 23, 2019, between the Company and the Sponsor. (2)

10.5	Private Placement Warrants Purchase Agreement, dated November 19, 2019, between the Company and the Sponsor. (1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 25, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 25, 2019.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 26, 2020.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on November 22, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 24, 2021

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$770,114	$1,212,755
Prepaid income taxes	4,549	—
Prepaid expenses	146,979	326,308
Total Current Assets	921,642	1,539,063

Marketable securities held in Trust Account	100,339,379	100,154,572
TOTAL ASSETS	$101,261,021	$101,693,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$269,451	$95,139
Income taxes payable	—	16,225
Total Current Liabilities	269,451	111,364

Warrant liability	13,130,000	7,240,000
Deferred underwriting fee payable	3,500,000	3,500,000
TOTAL LIABILITIES	16,899,451	10,851,364

Commitments and Contingencies

Class A common stock subject to possible redemption, 7,936,156 and 8,584,227 shares as of December 31, 2020 and 2019, respectively (at $10.00 per share)	79,361,560	85,842,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,063,844 and 1,415,773 issued and outstanding (excluding 7,936,156 and 8,584,227 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	206	142
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding at December 31, 2020 and 2019 (1)	250	288
Additional paid-in capital	12,076,635	5,595,951
Accumulated deficit	(7,077,081)	(596,380)
Total Stockholders’ Equity	5,000,010	5,000,001
Total Liabilities and Stockholders’ Equity	$101,261,021	$101,693,635

(1)	At December 31, 2019, included up to 375,000 Class B shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from August 13, 2019 (Inception) Through December 31,
	2020	2019
General and administrative expenses	$935,400	$136,304
Loss from operations	(935,400)	(136,304)

Other income (expense):
Change in fair value of warrant liability	(5,890,000)	(360,000)
Transaction costs allocated to warrant liability	—	(238,423)
Interest earned on marketable securities held in Trust Account	383,150	154,572

(Loss) income before provision for income taxes	(6,442,250)	(580,155)
Provision for income taxes	(38,451)	(16,225)
Net (loss) income	$(6,480,701)	$(596,380)

Weighted average shares outstanding of Class A redeemable common stock	10,000,000	10,000,000
Basic and diluted net income per share, Class A redeemable common stock	$0.01	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock (1)	2,500,000	2,500,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(2.65)	$(0.26)

(1)	In 2019, excluded an aggregate of up to 375,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – August 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	2,875,000	288	24,712	—	25,000

Sale of 10,000,000 Units, net of underwriting discount, offering costs and fair value of Public Warrants	10,000,000	1,000	—	—	90,479,479	—	90,480,479

Excess of proceeds over the fair value of Private Placement Warrants	—	—	—	—	933,172	—	933,172

Class A common stock subject to possible redemption	(8,584,227)	(858)	—	—	(85,841,412)	—	(85,842,270)

Net loss	—	—	—	—	—	(596,380)	(596,380)
Balance – December 31, 2019	1,415,773	$142	2,875,000	$288	$5,595,951	$(596,380)	$5,000,001

Change in value of Class A common stock subject to possible redemption	648,071	64	—	—	6,480,646	—	6,480,710

Forfeiture of Class B common stock by Sponsor	—	—	(375,000)	(38)	38	—	—

Net loss	—	—	—	—	—	(6,480,701)	(6,480,701)
Balance – December 31, 2020	2,063,844	$206	2,500,000	$250	$12,076,635	$(7,077,081)	$5,000,010

(1)	Included 375,000 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in party by the underwriters.

The accompanying notes are an integral part of the financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,480,701)	$(596,380)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(383,150)	(154,572)
Change in fair value of warrant liability	5,890,000	360,000
Transaction costs allocated to warrant liability	—	238,423
Changes in operating assets and liabilities:
Prepaid income taxes	(4,549)	—
Prepaid expenses	179,329	(326,308)
Accounts payable and accrued expenses	174,312	95,139
Income taxes payable	(16,225)	16,225
Net cash used in operating activities	(640,984)	(367,473)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(100,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	198,343	—
Net cash provided by (used in) investing activities	198,343	(100,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	98,000,000
Proceeds from sale of Private Placement Warrants	—	4,000,000
Repayment of promissory note – related party	—	(183,876)
Payment of offering costs	—	(235,896)
Net cash provided by financing activities	—	101,580,228

Net Change in Cash	(442,641)	1,212,755
Cash – Beginning of period	1,212,755	—
Cash – End of period	$770,114	$1,212,755

Supplemental cash flow information:
Cash paid for income taxes	$59,225	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$86,198,400
Change in value of Class A common stock subject to possible redemption	$(6,480,710)	$(356,130)
Deferred underwriting fee payable	$—	$3,500,000
Payment of offering costs through promissory note – related party	$—	$183,876
Deferred offering costs paid directly by shareholder in exchange for issuance of Class B common stock	$—	$25,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 19, 2019. On November 22, 2019, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating gross proceeds of $100,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Amplitude Healthcare Holdings LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $4,000,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders or any of their respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 22, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate a business combination by this date but there is no guarantee it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2021.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Restatement	Restated

Balance sheet as of November 22, 2019 (audited)
Warrant Liabilities	$—	$6,880,000	$6,880,000
Class A Common Stock Subject to Possible Redemption	93,078,400	(6,880,000)	86,198,400
Class A Common Stock	69	69	138
Additional Paid-in Capital	5,001,471	238,354	5,239,825
Accumulated Deficit	(1,823)	(238,423)	(240,246)
Total Stockholders’ Equity	5,000,005	-	5,000,005

Numbers of Class A common stock subject to redemption	9,307,840	(688,000)	8,619,840

	As
	Previously		As
	Reported	Restatement	Restated

Balance sheet as of December 31, 2019 (audited)
Warrant Liabilities	$—	$7,240,000	$7,240,000
Class A Common Stock Subject to Possible Redemption	93,082,270	(7,240,000)	85,842,270
Class A Common Stock	69	72	141
Additional Paid-in Capital	4,997,601	598,351	5,595,952
(Accumulated Deficit) Retained Earnings	2,043	(598,423)	(596,380)
Total Stockholders’ Equity	5,000,001	-	5,000,001

Numbers of Class A common stock subject to redemption	9,308,227	(724,000)	8,584,227

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$—	$5,850,000	$5,850,000
Class A Common Stock Subject to Possible Redemption	93,121,120	(5,850,000)	87,271,120
Class A Common Stock	69	59	128
Additional Paid-in Capital	4,958,789	(791,636)	4,167,154
Retained Earnings	40,902	791,577	832,479
Total Stockholders’ Equity	5,000,010	-	5,000,010

Numbers of Class A common stock subject to redemption	9,312,112	(585,000)	8,727,112

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liabilities	$—	$9,000,000	$9,000,000
Class A Common Stock Subject to Possible Redemption	92,839,070	(9,000,000)	83,839,070
Class A Common Stock	72	90	162
Additional Paid-in Capital	5,240,836	2,358,333	7,599,169
Accumulated Deficit	(241,157)	(2,358,423)	(2,599,580)
Total Stockholders’ Equity	5,000,001	-	5,000,001

Numbers of Class A common stock subject to redemption	9,283,907	(900,000)	8,383,907

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$10,660,000	$10,660,000
Class A Common Stock Subject to Possible Redemption	92,637,870	(10,660,000)	81,977,870
Class A Common Stock	74	107	181
Additional Paid-in Capital	5,442,034	4,018,316	9,460,350
Accumulated Deficit	(442,348)	(4,018,423)	(4,460,771)
Total Stockholders’ Equity	5,000,010	-	5,000,010

Numbers of Class A common stock subject to redemption	9,263,787	(1,066,000)	8,197,787

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$13,130,000	$13,130,000
Class A Common Stock Subject to Possible Redemption	92,491,560	(13,130,000)	79,361,560
Class A Common Stock	75	131	206
Additional Paid-in Capital	5,588,343	6,488,292	12,076,635
Accumulated Deficit	(588,658)	(6,488,423)	(7,077,081)
Total Stockholders’ Equity	5,000,010	-	5,000,010

Numbers of Class A common stock subject to redemption	9,249,156	(1,313,000)	7,936,156

	As
	Previously		As
	Reported	Restatement	Restated

Statement of Operations for the period from August 19, 2019 (inception) to December 31, 2019 (audited)
Change in fair value of warrant liability	$—	$(360,000)	$(360,000)
Transaction costs allocated to warrant liability	—	(238,423)	(238,423)
Net income (loss)	2,043	(598,423)	(596,380)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.01	-	0.01
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.02)	(0.24)	(0.26)

Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liability	$—	$1,390,000	$1,390,000
Net income	38,859	1,390,000	1,428,859
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.02	0.00	0.02
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.07)	0.56	0.49

Statement of Operations for the Three Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(3,150,000)	$(3,150,000)
Net loss	(282,059)	(3,150,000)	(3,432,059)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.00	-	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.11)	(1.26)	(1.37)

Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(1,760,000)	$(1,760,000)
Net loss	(243,200)	(1,760,000)	(2,003,200)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.02	-	0.02
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.18)	(1.26)	(1.44)

Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(1,660,000)	$(1,660,000)
Net loss	(201,191)	(1,660,000)	(1,861,191)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.00	-	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.08)	(0.66)	(0.74)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(3,420,000)	$(3,420,000)
Net loss	(444,391)	(3,420,000)	(3,864,391)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.02	-	0.02
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.25)	(0.66)	(0.91)

	As
	Previously		As
	Reported	Restatement	Restated

Statement of Operations for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(5,890,000)	$(5,890,000)
Net loss	(590,701)	(5,890,000)	(6,480,701)
Weighted average shares outstanding of Class A redeemable common stock	10,000,000	-	10,000,000
Basic and diluted net loss per share, Class A	0.01	-	0.01
Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	-	2,500,000
Basic and diluted net loss per share, Class B	(0.29)	(2.36)	(2.65)

Statement of Cash Flows for the period from August 19, 2019 (inception) to December 31, 2019 (audited)
Change in fair value of warrant liability	$—	$360,000	$360,000
Transaction costs allocated to warrant liability	—	238,423	238,423
Net income (loss)	2,043	(598,423)	(596,380)
Initial classification of Class A common stock subject to possible redemption	93,078,400	(6,880,000)	86,198,400
Change in value of Class A common stock subject to possible redemption	3,870	(360,000)	(356,130)

Statement of Cash Flows for the Three Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(1,390,000)	$(1,390,000)
Net income	38,859	1,390,000	1,428,859
Change in value of Class A common stock subject to possible redemption	38,850	1,390,000	1,428,850

Statement of Cash Flows for the Six Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$1,760,000	$1,760,000
Net loss	(243,200)	(1,760,000)	(2,003,200)
Change in value of Class A common stock subject to possible redemption	(243,200)	(1,760,000)	(2,003,200)

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(3,420,000)	$(3,420,000)
Net loss	(444,391)	(3,420,000)	(3,864,391)
Change in value of Class A common stock subject to possible redemption	(444,400)	(3,420,000)	(3,864,400)

Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(5,890,000)	$(5,890,000)
Net loss	(590,701)	(5,890,000)	(6,480,701)
Change in value of Class A common stock subject to possible redemption	(590,710)	(5,890,000)	(6,480,710)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $5,944,772, of which $5,706,349 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $238,423 were expensed to the statement of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants as of November 19, 2019 and December 31, 2019 is estimated using Monte Carlo simulations at each measurement date and subsequently the Warrants were valued using the public trading prices of the Public Warrants.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from August 13, 2019 (Inception) Through December 31,
	2020	2019
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$383,150	$154,572
Income and Franchise Tax	(238,501)	(93,535)
Net Earnings	$144,649	$61,037
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	10,000,000	10,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.01	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(6,480,701)	$596.380
Redeemable Net Earnings	(144,649)	(61,037)
Non-Redeemable Net Loss	$(6,625,350)	$(535,343)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,500,000	2,500,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(2.65)	$(0.26)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2019, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate consideration of $25,000. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020 and 2019, no Working Capital Loans were outstanding.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,063,844 and 1,415,773 shares of Class A common stock issued or outstanding, excluding 7,936,156 and 8,584,227 shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10. INCOME TAX

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and the period ended December 31, 2019, the change in the valuation allowance was $154,424 and $12,389, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(19.2)%	(13.0)%
Transaction costs allocated to warrant liability	0.0%	(8.6)%
Change in valuation allowance	(2.4)%	(2.1)%
Income tax provision	(0.6)%	(2.7)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$100,339,379	1	$100,154,572

Liabilities:
Warrant Liability – Public Warrants	1	7,250,000	3	4,000,000
Warrant Liability – Private Placement Warrants	3	5,880,000	3	3,240,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	December 31, 2020	December 31, 2019
Stock price	10.01	$9.67
Term to initial business combination (in years)	0.75	1.0
Volatility	20.0%	11.5%
Risk-free rate	0.47%	1.76%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Level 3 Warrant Liabilities
Fair value as of August 13, 2019 (inception)	$—	$—	$—
Initial measurement on November 22, 2019	3,080,000	3,800,000	6,880,000
Change in fair value	160,000	200,000	360,000
Fair value as of December 31, 2019	3,240,000	4,000,000	7,240,000
Change in fair value	2,640,000	(750,000)	1,890,000
Transfer to Level 1	—	(3,250,000)	(3,250,000)
Fair value as of December 31, 2020	$5,880,000	$—	$5,880,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement on March 31, 2020 was $3,250,000.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 5, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Ample Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Jasper Therapeutics, Inc., a Delaware corporation (“Jasper”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Jasper, with Jasper surviving as a wholly-owned subsidiary of the Company. Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with each of the PIPE Investors (as defined in the Business Combination Agreement), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 10,000,000 shares of common stock at a price of $10.00 per share, for aggregate gross proceeds of $100.0 million (the “PIPE Financing”). The consummation of the PIPE Financing is contingent upon, among other things, the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Business Combination”). Under the Business Combination Agreement, the obligations of each of Jasper and the Company to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Jasper’s stockholders and the Company’s stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	Amplitude Healthcare Acquisition Corporation

	By:	/s/ Bala Venkataraman
		Name:	Bala Venkataraman
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Hoffen	Chairman of the Board of Directors	May 24, 2021
Howard Hoffen

/s/ Bala Venkataraman	Chief Executive Officer and Director	May 24, 2021
Bala Venkataraman	(Principal Executive Officer)

/s/ Kenneth Clifford	Chief Financial Officer	May 24, 2021
Kenneth Clifford	(Principal Financial and Accounting Officer)

/s/ Fred Eshelman	Director	May 24, 2021
Fred Eshelman

/s/ Ernest Mario	Director	May 24, 2021
Ernest Mario
/s/ Peter Dolan	Director	May 24, 2021
Peter Dolan

/s/ Glenn Reicin	Director	May 24, 2021
Glenn Reicin