Form 10-Q
period 2021-03-31
Amplitude Healthcare Acquisition Corp
filed 2021-05-24
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, there were 10,000,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$590,605	$770,114
Prepaid income taxes	4,549	4,549
Prepaid expenses and other current assets	161,645	146,979
Total Current Assets	756,799	921,642

Marketable securities held in Trust Account	100,203,611	100,339,379
Total Assets	$100,960,410	$101,261,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$180,769	$269,451
Total Current Liabilities	180,769	269,451

Warrant liability	7,420,000	13,130,000
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	11,100,769	16,899,451

Commitments and contingencies

Class A common stock subject to possible redemption, 8,485,964 and 7,936,156 shares at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	84,859,640	79,361,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,514,036 and 2,063,844 issued and outstanding (excluding 8,485,964 and 7,936,156 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	150	206
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	250	250
Additional paid-in capital	6,578,611	12,076,635
Accumulated deficit	(1,579,010)	(7,077,081)
Total Stockholders’ Equity	5,000,001	5,000,010

Total Liabilities and Stockholders’ Equity	$100,960,410	$101,261,021

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
General and administrative expenses	$214,402	$228,666
Loss from operations	(214,402)	(228,666)

Other income:
Change in fair value of warrant liabilities	5,710,000	1,390,000
Interest earned on marketable securities held in Trust Account	2,473	325,348
Other income, net	5,712,473	1,715,348

Income before income taxes	5,498,071	1,486,682
Provision for income taxes	-	(57,823)
Net income	$5,498,071	$1,428,859

Weighted average shares outstanding of Class A redeemable common stock	10,000,000	10,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.02

Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	2,500,000
Basic and diluted net income per share, Class B non-redeemable common stock	$2.20	$0.48

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	2,063,844	$206	2,500,000	$250	$12,076,635	$(7,077,081)	$5,000,010

Change in value of Class A common stock subject to possible redemption	(549,808)	(56)	—	—	(5,498,024)	—	(5,498,080)

Net income	—	—	—	—	—	5,498,071	5,498,071
Balance – March 31, 2021	1,514,036	$150	2,500,000	$250	$6,578,611	$(1,579,010)	$5,000,001

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,415,773	$142	2,875,000	$288	$5,595,951	$(596,380)	$5,000,001

Change in value of Class A common stock subject to possible redemption	(142,885)	(15)	—	—	(1,428,835)	—	(1,428,850)

Forfeiture of Class B common stock by Sponsor	—	—	(375,000)	(38)	38	—	—

Net income	—	—	—	—	—	1,428,859	1,428,859
Balance – March 31, 2020	1,272,888	$127	2,500,000	$250	$4,167,154	$832,479	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$5,498,071	$1,428,859
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,710,000)	(1,390,000)
Interest earned on marketable securities held in Trust Account	(2,473)	(325,348)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,666)	(5,963)
Accounts payable and accrued expenses	(88,682)	1,759
Income taxes payable	—	57,823
Net cash used in operating activities	(317,750)	(232,870)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for taxes	138,241	77,310
Net cash provided by investing activities	138,241	77,310

Net Change in Cash	(179,509)	(155,560)
Cash – Beginning of period	770,114	1,212,755
Cash – End of period	$590,605	$1,057,195

Supplemental disclosure of non-cash activities:
Change in value of Class A common stock subject to possible redemption	$5,498,080	$1,428,850

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
MARCH 31, 2021
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

6

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using the public trading prices of the Public Warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $211,000 and $167,000, respectively, which had a full valuation allowance recorded against it, of approximately $211,000 and $167,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of approximately $ 0 and $58,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 differs from the expected income tax rate due primarily to permanent differences.

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

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 9,000,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, , net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,473	$325,348
Income and Franchise Tax	(2,473)	(107,823)
Redeemable Net Earnings	$—	$217,525
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	10,000,000	10,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.02

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$5,498,071	$1,428,859
Redeemable Net Earnings	—	(217,348)
Non-Redeemable Net Income	$5,498,071	$1,211,334
Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,500,000	2,500,000
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$2.20	$0.48

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The Founder Shares included an aggregate of up 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). On January 6, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 375,000 shares. Accordingly, as of March 31, 2021 and December 31, 2020, there are 2,500,000 Founder Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Related Party Consulting Agreement

On March 30, 2020, the Company entered into a consulting agreement with a relative of one of the members of the Company’s Board of Directors. The consultant will provide the Company due diligence services related to potential acquisitions and, in return, receive a fee of $600 per hour for services rendered. For the three months ended March 31, 2021 and 2020, $0 and $7,050, respectively, were incurred and paid under the agreement.

Related Party Arrangement

The Company has an arrangement with an entity, which is 45% owned by the Company’s Chief Executive Officer, whereby it currently pays an aggregate of $3,697 per month for office space. No written agreement currently exists, as such, the payments are on a month to month basis. For the three months ended March 31, 2021 and 2020, the Company incurred $11,091 and $11,091 in fees for these services, respectively.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate. One of the underwriters is entitled to a portion of a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. Another portion of such amount will be paid to a third party that did not participate in the Initial Public Offering (but who is a member of FINRA) that is assisting the Company in consummating a Business Combination. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement and subsequent related agreements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 1,514,036 and 2,063,844 shares of Class A common stock issued or outstanding, excluding 8,485,964 and 7,936,156 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITY

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
MARCH 31, 2021
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
MARCH 31, 2021
(Unaudited)

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $100,203,611 and $100,339,379, respectively, in money market funds, which are invested in U.S. Treasury Securities. During the three months ended March 31, 2021 and 2020, the Company withdrew $138,241 and $77,310, respectively, of interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$100,203,611	$100,339,379

Liabilities:
Warrant liability – Public Warrants	1	4,100,000	7,250,000
Warrant liability – Private Placement Warrants	3	3,320,000	5,880,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Public Warrants were initially valued using Monte Carlo Simulation at issuance and December 31, 2020. Subsequent to December 31, 2020, the public price for the warrants was used to approximate fair value. The Private Placement Warrants were valued using the black scholes model.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2021 and 2020:

Private Placement
Fair value as of January 1, 2021	$5,880,000
Change in fair value	(2,560,000)
Fair value as of March 31, 2021	$3,320,000

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 24, 2021 as well as the Risk Factor section below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 5, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Ample Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Jasper Therapeutics, Inc., a Delaware corporation (“Jasper”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Jasper, with Jasper surviving as a wholly-owned subsidiary of the Company. Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with each of the PIPE Investors (as defined in the Business Combination Agreement), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and we have agreed to issue and sell to the PIPE Investors, an aggregate of 10,000,000 shares of our common stock at a price of $10.00 per share, for aggregate gross proceeds of $100.0 million (the “PIPE Financing”). The consummation of the PIPE Financing is contingent upon, among other things, the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Business Combination”). Under the Business Combination Agreement, the obligations of each of Jasper and the Company to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Jasper’s stockholders and the Company’s stockholders.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net income of $5,498,071, which consists of the change in fair value of the warrant liability of $5,710,000 and interest income on marketable securities held in the Trust Account of $2,473, offset by operating costs of $214,402.

For the three months ended March 31, 2020, we had net income of $1,428,859, which consists of the change in fair value of the warrant liability of $1,390,000 and interest income on marketable securities held in the Trust Account of $325,348, offset by operating costs of $228,666.

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

For the three months ended March 31, 2021, cash used in operating activities was $317,750, which consists of our net income of $5,498,071, reduced by noncash income derived from the change in fair value of warrant liability of $5,710,000 interest earned on marketable securities held in the Trust Account of $2,473 and changes in operating assets and liabilities, which used $103,348 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $100,203,611. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021, we withdrew approximately $138,241 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $590,605 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay one of the underwriters a portion of a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. Another portion of such deferred fee will be paid to a third party that did not participate in the Initial Public Offering (but who is a member of FINRA) that is assisting us in consummating a Business Combination. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement and subsequent related agreements.

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

We issued common stock warrants issued in connection with our Initial Public Offering and private placement which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering as of November 19, 2019 and December 31, 2019 has been estimated using Monte Carlo simulations at each measurement date and subsequently using the public trading prices of such warrants. The fair value of warrants issued in connection with the private placement has been estimated using a Modified Black Scholes Option Pricing Model at each measurement date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on May 24, 2021 had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 24, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in Amendment No. 1 to our Annual Report filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc. and Jasper Therapeutics, Inc. (1)

10.1	Form of Subscription Agreement (1)

10.2	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc. (1)

10.3	Form of Jasper Therapeutics, Inc. Stockholder Support Agreement (1)

10.4	Form of Amended and Restated Registration Rights Agreement (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplitude Healthcare Acquisition Corporation

Date: May 24, 2021		/s/ Bala Venkataraman
	Name:	Bala Venkataraman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Kenneth Clifford
	Name:	Kenneth Clifford
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)