Form 10-K/A
period 2020-12-31
Amplitude Healthcare Acquisition Corp
filed 2021-07-19
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” “company” or “our company” are to Amplitude Healthcare Acquisition Corporation, unless the context otherwise indicates.

Amplitude Healthcare Acquisition Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, as amended by Amendment No. 1 on Form 10-K/A, as filed with the SEC on May 24, 2021 (collectively, the “Original Filing”).

We are filing this Amendment No. 2 to amend and restate in its entirety Exhibit 31.1 and Exhibit 31.2 in response to a comment letter received from the SEC on July 7, 2021 in connection with its review of the Original Filing.

This Amendment No. 2 does not include the entire Form 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 19, 2019, by and among the Company, BMO Capital Markets Corp. and SVB Leerink LLC (1)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Warrant Agreement, dated November 19, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.5	Description of Securities. (3)

10.1	Investment Management Trust Account Agreement, dated November 19, 2019, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated November 19, 2019, between the Company and Sponsor. (1)

10.3	Letter Agreement, dated November 19, 2019, by and among the Company, its officers, directors and Sponsor. (1)

10.4	Securities Subscription Agreement, dated August 23, 2019, between the Company and the Sponsor. (2)

10.5	Private Placement Warrants Purchase Agreement, dated November 19, 2019, between the Company and the Sponsor. (1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase**

101.LAB	XBRL Taxonomy Label Linkbase**

101.PRE	XBRL Definition Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

*	Filed herewith
**	Previously filed.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 25, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on October 25, 2019.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the Commission on March 26, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2021	Amplitude Healthcare Acquisition Corporation

	By:	/s/ Bala Venkataraman
		Name:	Bala Venkataraman
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard Hoffen	Chairman of the Board of Directors	July 16, 2021
Howard Hoffen

/s/ Bala Venkataraman	Chief Executive Officer and Director	July 16, 2021
Bala Venkataraman	(Principal Executive Officer)

/s/ Kenneth Clifford	Chief Financial Officer	July 16, 2021
Kenneth Clifford	(Principal Financial and Accounting Officer)

/s/ Fred Eshelman	Director	July 16, 2021
Fred Eshelman

/s/ Ernest Mario	Director	July 16, 2021
Ernest Mario

/s/ Peter Dolan	Director	July 16, 2021
Peter Dolan

/s/ Glenn Reicin	Director	July 16, 2021
Glenn Reicin

3