Form 10-Q/A
period 2021-03-31
Amplitude Healthcare Acquisition Corp
filed 2021-07-19
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” “company” or “our company” are to Amplitude Healthcare Acquisition Corporation, unless the context otherwise indicates.

Amplitude Healthcare Acquisition Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Filing”).

We are filing this Amendment No. 1 to amend and restate in its entirety Exhibit 31.1 and Exhibit 31.2 in response to a comment letter received from the SEC on July 7, 2021 in connection with its review of the Original Filing.

This Amendment No. 1 does not include the entire Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc. and Jasper Therapeutics, Inc. (1)

10.1	Form of Subscription Agreement (1)

10.2	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc. (1)

10.3	Form of Jasper Therapeutics, Inc. Stockholder Support Agreement (1)

10.4	Form of Amended and Restated Registration Rights Agreement (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplitude Healthcare Acquisition Corporation

Date: July 16, 2021		/s/ Bala Venkataraman
	Name:	Bala Venkataraman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2021		/s/ Kenneth Clifford
	Name:	Kenneth Clifford
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

3