Form 10-Q/A
period 2021-03-31
Amplitude Healthcare Acquisition Corp
filed 2021-07-23
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Quarterly Report on Form 10-Q to “we,” “us,” “company” or “our company” are to Amplitude Healthcare Acquisition Corporation, unless the context otherwise indicates.

Amplitude Healthcare Acquisition Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021, as amended by Amendment No. 1 on Form 10-Q/A, as filed with the SEC on July 16, 2021 (the “Original Filing”).

We are filing this Amendment No. 2 to amend and restate in its entirety Exhibit 31.1 and Exhibit 31.2 in response to a comment letter received from the SEC on July 22, 2021 in connection with its review of the Original Filing.

This Amendment No. 2 does not include the entire Form 10-Q. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

Amplitude Healthcare Acquisition Corporation

Date: July 22, 2021		/s/ Bala Venkataraman
	Name:	Bala Venkataraman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2021		/s/ Kenneth Clifford
	Name:	Kenneth Clifford
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)