Form 10-Q
period 2021-06-30
Amplitude Healthcare Acquisition Corp
filed 2021-08-16
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 10,000,000 shares of Class A common stock and 2,500,000 shares of Class B common stock of the registrant issued and outstanding.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$309,730	$770,114
Prepaid income taxes	9,620	4,549
Prepaid expenses and other current assets	103,577	146,979
Total Current Assets	422,927	921,642

Investments held in Trust Account	100,126,108	100,339,379
Total Assets	$100,549,035	$101,261,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$328,928	$269,451
Total Current Liabilities	328,928	269,451

Warrant liability	10,430,000	13,130,000
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	14,258,928	16,899,451

Commitments and contingencies

Class A common stock subject to possible redemption, 8,129,010 and 7,936,156 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	81,290,100	79,361,560

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,870,990 and 2,063,844 issued and outstanding (excluding 8,129,010 and 7,936,156 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	187	206
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	250	250
Additional paid-in capital	10,148,114	12,076,635
Accumulated deficit	(5,148,544)	(7,077,081)
Total Stockholders’ Equity	5,000,007	5,000,010

Total Liabilities and Stockholders’ Equity	$100,549,035	$101,261,021

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$562,032	$327,561	$776,434	$556,227
Loss from operations	(562,032)	(327,561)	(776,434)	(556,227)

Other income (expense):
Change in fair value of warrant liability	(3,010,000)	(3,150,000)	2,700,000	(1,760,000)
Interest earned on marketable securities held in Trust Account	2,498	44,307	4,971	369,655
Total other (expense) income, net	(3,007,502)	(3,105,693)	2,704,971	(1,390,345)

(Loss) Income before income taxes	(3,569,534)	(3,433,254)	1,928,537	(1,946,572)
Benefit from (Provision for) income taxes	—	1,195	—	(56,628)
Net (loss) income	$(3,569,534)	$(3,432,059)	$1,928,537	$(2,003,200)

Weighted average shares outstanding of Class A redeemable common stock	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00	$0.00	$0.02

Weighted average shares outstanding of Class B non-redeemable common stock	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(1.43)	$(1.37)	$0.77	$(0.80)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	2,063,844	$206	2,500,000	$250	$12,076,635	$(7,077,081)	$5,000,010

Change in value of Class A common stock subject to possible redemption	(549,808)	(56)	—	—	(5,498,024)	—	(5,498,080)

Net income	—	—	—	—	—	5,498,071	5,498,071

Balance – March 31, 2021 (unaudited)	1,514,036	$150	2,500,000	$250	$6,578,611	$(1,579,010)	$5,000,001

Change in value of Class A common stock subject to possible redemption	356,954	37	—	—	3,569,503	—	3,569,540

Net loss	—	—	—	—	—	(3,569,534)	(3,569,534)

Balance – June 30, 2021 (unaudited)	1,870,990	$187	2,500,000	$250	$10,148,114	$(5,148,544)	$5,000,007

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,415,773	$142	2,875,000	$288	$5,595,951	$(596,380)	$5,000,001

Change in value of Class A common stock subject to possible redemption	(142,885)	(15)	—	—	(1,428,835)	—	(1,428,850)

Forfeiture of Class B common stock by Sponsor	—	—	(375,000)	(38)	38	—	—

Net income	—	—	—	—	—	1,428,859	1,428,859

Balance – March 31, 2020 (unaudited)	1,272,888	$127	2,500,000	$250	$4,167,154	$832,479	$5,000,010

Change in value of Class A common stock subject to possible redemption	343,205	35	—	—	3,432,015	—	3,432,050

Net loss	—	—	—	—	—	(3,432,059)	(3,432,059)

Balance – June 30, 2020 (unaudited)	1,616,093	$162	2,500,000	$250	$7,599,169	$(2,599,580)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,928,537	$(2,003,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,700,000)	1,760,000
Interest earned on marketable securities held in Trust Account	(4,971)	(369,655)
Changes in operating assets and liabilities:
Prepaid income taxes	(5,071)
Prepaid expenses and other current assets	43,402	59,226
Accounts payable and accrued expenses	59,477	90,281
Income taxes payable	—	56,628
Net cash used in operating activities	(678,626)	(406,720)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay for taxes and franchise fees	218,242	108,214
Net cash provided by investing activities	218,242	108,214

Net Change in Cash	(460,384)	(298,506)
Cash – Beginning of period	770,114	1,212,755
Cash – End of period	$309,730	$914,249

Supplemental cash flow information:
Cash paid for income taxes	$(5,170)	—

Supplemental disclosure of non-cash activities:
Change in value of Class A common stock subject to possible redemption	$1,928,540	$243,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Amplitude Healthcare Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on August 13, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company has one subsidiary, Ample Merger Sub, Inc, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the healthcare industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 22, 2019, an amount of $100,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrant was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended ( the “Investment Company Act”) with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act , as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ( the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and in connection with a stockholder vote to approve an amendment to our Certificate of Incorporation (1) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination by November 22, 2021 or (2) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity and (b) not to propose an amendment to the Certificate of Incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination by November 22, 2021 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 22, 2021 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to consummate a business combination by this date but there is no guarantee it will be able to do so. If the Business Combination is not consummated the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 24 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore not presented in the accompanying financial statements.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the 8,129,010 and 7,936,156 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs and expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering

Income Taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $329,000 and $167,000, respectively which had a full valuation allowance recorded against it of approximately $329,000 and $167,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax expense . The Company’s effective tax rate for the three and six months ended June 30, 2021 differs from the expected income tax rate due primarily to permanent differences related to the change in the fair value of the warrant liability.

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

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, , net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the reporting period. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the reporting period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,498	$44,307	$4,971	$369,655
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(2,498)	(44,307)	(4,971)	(369,655)
Redeemable Net Earnings	$—	$—	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	10,000,000	10,000,000	10,000,000	10,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00	$0.00	$0.02

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(3,569,534)	$(3,432,059)	$1,928,537	$(2,003,200)
Less: Redeemable Net Earnings	—	—	—	—
Non-Redeemable Net (Loss) Income	$(3,569,534)	$(3,432,059)	$1,928,537	$(2,003,200)

Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,500,000	2,500,000	2,500,000	2,500,000
Earnings (Loss)/Basic and Diluted Non-Redeemable Class B Common Stock	$(1.43)	$(1.37)	$0.77	$(0.80)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 8).

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

The Founder Shares included an aggregate of up 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders did not purchase any Public Shares in the Initial Public Offering). On January 6, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 375,000 shares. Accordingly, as of June 30, 2021 and December 31, 2020, there are 2,500,000 Founder Shares issued and outstanding.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Related Party Consulting Agreement

On March 30, 2020, the Company entered into a consulting agreement with a relative of one of the members of the Company’s board of directors. The consultant will provide the Company due diligence services related to potential acquisitions and, in return, receive a fee of $600 per hour for services rendered. For the three and six months ended June 30, 2020, $0 and $7,050, respectively, were incurred and paid under the agreement. There were no such fees for the three and six months ended June 30, 2021.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Related Party Arrangement

The Company has an arrangement with an entity, which is 45% owned by the Company’s Chief Executive Officer, whereby it currently pays an aggregate of $3,697 per month for office space. No written agreement currently exists, as such, the payments are on a month to month basis. For the three and six months ended June 30, 2021 and 2020, the Company incurred and paid $11,091 and $22,182 in fees for these services, respectively.

Sponsor Support Agreement

Concurrently with the execution of a business combination agreement (the “Business Combination Agreement”) by and among the Company, Ample Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Jasper Therapeutics, Inc., a Delaware corporation (“Jasper”), the Sponsor entered into a support agreement with the Company and Jasper, as described in Note 6.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On May 5, 2021, the Company entered into the Business Combination Agreement. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Jasper, with Jasper surviving as a wholly-owned subsidiary of the Company (the “Merger”). In connection with the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Business Combination”), the Company has commitments for PIPE financing of $100.0 million which will be received in exchange for 10,000,000 Class A common shares of the Company. . The consummation of the PIPE Financing is contingent upon, among other things, the closing of the Proposed Business Combination. The Business Combination Agreement and the Proposed Business Combination were approved by each of the board of directors of the Company and Jasper. Under the Business Combination Agreement, the obligations of each of Jasper and the Company to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Jasper’s stockholders and the Company’s stockholders.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Business Combination

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) the outstanding common and preferred stock of Jasper will be automatically canceled, extinguished and converted into a number of shares of the Company’s voting common stock, par value $0.0001 per share (the “Company New Voting Shares”) and, in certain circumstances, shares of the Company’s non-voting common stock, par value $0.0001 per share (the “Company New Non-Voting Shares” and together with the Company New Voting Shares, the “Company Shares”), based on an equity value of Jasper equal to $275.0 million (the “Jasper Equity Value”); (ii) each outstanding vested and unvested option to purchase shares of Jasper common stock will be canceled in exchange for a comparable option to purchase Company New Voting Shares, based on the Jasper Equity Value; and (iii) each unvested award of restricted shares of Jasper common stock will be converted into a comparable right to receive restricted Company Shares, based on the Jasper Equity Value, in each of the foregoing cases, as described in the Business Combination Agreement. Upon closing of the Proposed Business Combination, the Company will change its name to “Jasper Therapeutics, Inc.” (“New Jasper”).

The Business Combination is expected to close in the third quarter of 2021, following the receipt of the required approval of the Company’s stockholders and the fulfillment of other customary closing conditions.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Jasper, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and the closing of the Proposed Business Combination. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at the closing of the Proposed Business Combination, except for those covenants and agreements that, by their terms, contemplate performance after the closing of the Proposed Business Combination. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions and things necessary to consummate the Proposed Business Combination.

Conditions to Closing

Under the Business Combination Agreement, the obligations of each of Jasper and the Company to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder relating to the Proposed Business Combination having been expired or been terminated; (ii) no order or law issued by any court of competent jurisdiction or other governmental entity or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Business Combination Agreement being in effect; (iii) the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Proposed Business Combination becoming effective in accordance with the provisions of the Securities Act, no stop order being issued by the SEC and remaining in effect with respect to the registration statement/proxy statement to be filed by the Company relating to the Business Combination Agreement and the Proposed Business Combination, and no proceeding seeking such a stop order being threatened or initiated by the SEC and remaining pending; (iv) the Company’s initial listing application with Nasdaq in connection with the Proposed Business Combination having been approved (subject to notice of issuance) and, immediately following the Effective Time, the Company having satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company having not received any notice of non-compliance therewith that has not been cured, and Company New Voting Shares having been approved for listing on Nasdaq; (v) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Jasper’s stockholders (the “Required Jasper Stockholder Vote”) and the Company’s stockholders (the “Required Company Stockholder Vote”); and (vi) after giving effect to the transactions contemplated by the Business Combination Agreement, the Company having net tangible assets of at least $5,000,001 (as determined in accordance with Rule 3a51(g)(1) of the Exchange Act) upon consummation of the Proposed Business Combination.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The obligation of the Company to consummate the Proposed Business Combination is also subject to the satisfaction or waiver of certain other closing conditions, including, among others: (i) certain employees of Jasper having executed and delivered employment agreements to the Company; and (ii) the absence of a Jasper Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Proposed Business Combination that is continuing. The obligation of Jasper to consummate the Proposed Business Combination is also subject to the satisfaction or waiver of certain other closing conditions, including, among others, a minimum cash condition under which, as of the Effective Time and after distribution of the Trust Account pursuant to the Business Combination Agreement, the sum of (i) the aggregate cash proceeds available for release to the Company and Merger Sub from the Trust Account in connection with the transactions contemplated by the Business Combination Agreement (after giving effect to any Company stockholder redemptions) and (ii) the aggregate cash proceeds actually received by the Company and Merger Sub in respect of the PIPE Financing (as defined below), being in the aggregate at least $130.0 million.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing of the Proposed Business Combination, including, but not limited to, (i) by the mutual written consent of the Company and Jasper; (ii) by the Company, subject to certain exceptions, if any of the representations or warranties made by Jasper are not true and correct or if Jasper fails to perform any of its respective covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing of the Proposed Business Combination) such that certain conditions to the obligations of the Company could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) November 30, 2021 (the “Termination Date”); (iii) by Jasper, subject to certain exceptions, if any of the representations or warranties made by the Company or Merger Sub are not true and correct or if the Company or Merger Sub fail to perform any of their covenants or agreements under the Business Combination Agreement (including an obligation to consummate the closing of the Proposed Business Combination) such that the conditions to the obligations of Jasper could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within the earlier of (A) thirty (30) days after written notice thereof, and (B) the Termination Date; (iv) by either the Company or Jasper, if the transactions contemplated by the Business Combination Agreement are not consummated on or prior to the Termination Date, unless the breach of any covenants or obligations under the Business Combination Agreement by the party seeking to terminate proximately caused the failure to consummate the transactions contemplated by the Business Combination Agreement; (v) by either the Company or Jasper, if (A) any governmental entity shall have issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement and such order or other action shall have become final and nonappealable; or (B) if the Required Company Stockholder Vote is not obtained; and (vi) by the Company, if Jasper does not deliver, or cause to be delivered to the Company, the Jasper stockholder written consent or the Jasper Stockholder Support Agreements (as defined below) when required under the Business Combination Agreement.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the closing of the Proposed Business Combination, including, among others, the following:

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into a support agreement with the Company and Jasper (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Merger); (ii) vote against any Company Acquisition Proposal (as defined in the Business Combination Agreement) and certain other matters as set forth in the Sponsor Support Agreement; (iii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise); (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination; (v) place into escrow certain of its shares in the Company (the “Sponsor Earnout Shares”), to be released as follows (A) fifty percent (50%) of the Sponsor Earnout Shares, if, during the period from and after the closing of the Proposed Business Combination until the third anniversary of the closing of the Proposed Business Combination (the “Earnout Period”) within any thirty (30) day consecutive Trading Day Period (as defined in the Sponsor Support Agreement) the VWAP (as defined in the Sponsor Support Agreement) of Company Shares is greater than or equal to $15.00 and (B) fifty percent (50%) of the Sponsor Earnout Shares, if, during the Earnout Period, over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period, the VWAP of the Company Shares is greater than or equal to $18.00; and (vi) forfeit all private placement warrants owned by the Sponsor immediately prior to the closing of the Proposed Business Combination, in each case subject to the terms and conditions of the Sponsor Support Agreement. The Sponsor Support Agreement will terminate automatically upon the earlier of (a) a written agreement to terminate the Sponsor Support Agreement executed by the Sponsor, the Company and Jasper, (b) by written notice by either party to the other party after the date that is thirty (30) days after the Termination Date if the closing of the Proposed Business Combination has not occurred by that date, and (c) the termination of the Proposed Business Combination in accordance with its terms prior to the Effective Time. Unless the Sponsor Support Agreement is terminated in accordance with the foregoing, the Sponsor agrees not to effect a redemption of all or a portion of the Company’s Class A common stock, as set forth in the Company’s governing documents.

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements (the “Subscription Agreements”) with each of the PIPE Investors (as defined in the Business Combination Agreement), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors, an aggregate of 10,000,000 Class A common shares of the Company at a price of $10.00 per share, for aggregate gross proceeds of $100.0 million (the “PIPE Financing”). The Class A common shares issued pursuant to the Subscription Agreements will not be registered under the Securities Act when issued. Such shares to be issued pursuant to the Subscription Agreements will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Company has granted the PIPE Investors certain registration rights in connection with the PIPE Financing. The consummation of the PIPE Financing is contingent upon, among other things, the closing of the Proposed Business Combination.

Jasper Stockholder Support Agreements

On May 5, 2021, certain stockholders of Jasper (collectively, the “Jasper Supporting Stockholders”) duly executed and delivered to the Company transaction support agreements (collectively, the “Jasper Stockholder Support Agreements”), pursuant to which each Jasper Supporting Stockholder agreed to, among other things, support and vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Proposed Business Combination), not to transfer his, her or its shares of Jasper common stock or preferred stock prior to the closing of the Proposed Business Combination, and to execute the Registration Rights Agreement (as defined below) prior to the closing of the Proposed Business Combination. The Jasper Stockholder Support Agreements terminate at the earlier of the Effective Time and the date the Business Combination Agreement is terminated in accordance with its terms. In addition, the Jasper Stockholder Support Agreement for one stockholder also terminates upon the earlier of (i) the Effective Time, (ii) the Termination Date set forth in the Business Combination Agreement, (iii) the date the Business Combination Agreement is terminated in accordance with its terms, (iv) the occurrence of certain liquidation events of the Company, (v) the time of a modification, amendment or waiver of the Business Combination Agreement without such stockholder’s consent which decreases the form or proportion of the consideration to be paid to such stockholder, (vi) modification of the conditions to the consummation of the transaction which adversely affects in any material respect the stockholder or (vii) modification of the Termination Date set forth in the Business Combination Agreement.

Amended and Restated Registration Rights Agreement

The Business Combination Agreement contemplates that, at or prior to the closing of the Proposed Business Combination, the Company, the Sponsor and certain Jasper stockholders will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, Sponsor and such Jasper stockholders (i) will agree not to, subject to certain exceptions set forth therein, effect any sale or distribution of New Jasper equity securities held by them during the 180-day lock-up period described therein and (ii) will be granted certain registration rights with respect to their respective shares of common stock of New Jasper, in each case, subject to the terms and conditions set forth in the Registration Rights Agreement. The lock-up period described above will not apply to any shares acquired in the PIPE Financing.

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 1,870,990 and 2,063,844 shares of Class A common stock issued or outstanding, excluding 8,129,010 and 7,936,156 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $100,126,108 and $100,339,379, respectively, in money market funds, which are invested in U.S. Treasury Securities. During the six months ended June 30, 2021 and 2020, the Company withdrew $218,242 and $108,214, respectively, of interest earned on the Trust Account to pay for its franchise and income tax obligations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$100,126,108	$100,339,379

Liabilities:
Warrant liability – Public Warrants	1	5,750,000	7,250,000
Warrant liability – Private Placement Warrants	3	4,680,000	5,880,000

AMPLITUDE HEALTHCARE ACQUISITION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	December 31, 2020
Stock price	$9.94	$10.01
Term to initial business combination (in years)	0.25	0.75
Volatilty	17.2%	20.0%
Risk-free rate	0.91%	0.47%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021 and 2020:

	Private Placement	Public	Level 3 Warrant Liabilities
Fair value as of December 31, 2020	$5,880,000	—	$5,880,000
Change in fair value for the three months ended March 31, 2021	(2,560,000)	—	(2,560,000)
Fair value as of March 31, 2021	3,320,000	—	3,320,000
Change in fair value for the three months ended June 30, 2021	1,360,000	—	1,360,000
Fair value as of June 30, 2021	$4,680,000	—	$4,680,000

The change in fair value for the three and six months ended June 30, 2020 were ($640,000) and $1,400,000, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

On May 5, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Ample Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) and Jasper Therapeutics, Inc., a Delaware corporation (“Jasper”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Jasper, with Jasper surviving as a wholly-owned subsidiary of the Company. Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with each of the PIPE Investors (as defined in the Business Combination Agreement), pursuant to which the PIPE Investors have agreed to subscribe for and purchase, and we have agreed to issue and sell to the PIPE Investors, an aggregate of 10,000,000 shares of our Class A common stock at a price of $10.00 per share, for aggregate gross proceeds of $100.0 million (the “PIPE Financing”). The consummation of the PIPE Financing is contingent upon, among other things, the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Business Combination”). Under the Business Combination Agreement, the obligations of each of Jasper and the Company to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others, the approval and adoption of the Business Combination Agreement and transactions contemplated thereby by the requisite vote of Jasper’s stockholders and the Company’s stockholders.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $3,569,534, which consists of general and administrative expenses of $562,032 and the change in fair value of the warrant liability of $3,010,000, offset by interest income on marketable securities held in the Trust Account of $2,498.

For the six months ended June 30, 2021, we had a net income of $1,928,537, which consists of the change in fair value of the warrant liability of $2,700,000 and interest income on marketable securities held in the Trust Account of $4,971, offset by general and administrative expenses of $776,434.

For the three months ended June 30, 2020, we had net loss of $3,432,059, which consists of formation and operation costs of $327,561 and change in fair value of warrant liability of $3,150,000, offset by interest income on marketable securities held in the Trust Account of $44,307 and benefit from income taxes of $1,195.

For the six months ended June 30, 2020, we had net loss of $2,003,200, which consists of formation and operating costs of $556,227, change in fair value of the warrant liability of $1,760,000, and provision for income taxes of $56,628, offset by interest income on marketable securities held in the Trust Account of $369,655.

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

For the six months ended June 30, 2021, cash used in operating activities was $678,626, which consists of our net income of $1,928,537, reduced by noncash income derived from the change in fair value of warrant liability of $2,700,000, interest earned on marketable securities held in the Trust Account of $4,971 and changes in operating assets and liabilities, which provided $97,808 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $406,720, which consists of our net loss of $2,003,200, reduced by noncash expenses derived from the change in fair value of warrant liability of $1,760,000 interest earned on marketable securities held in the Trust Account of $369,655 and changes in operating assets and liabilities, which provided $206,135 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $100,126,108. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and six months ended June 30, 2021, we withdrew approximately $218,242 of interest earned on the Trust Account to pay for our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $309,730 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 22, 2021 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a business combination by this date but there is no guarantee we will be able to do so. If the Business Combination is not consummated the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 22, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods.

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

We issued common stock warrants issued in connection with our Initial Public Offering and private placement which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the company’s statements of operations. The fair value of warrants issued in connection with the Initial Public Offering as of November 19, 2019 and December 31, 2019 has been estimated using Monte Carlo simulations at each measurement date and subsequently using the public trading prices of such warrants. The fair value of warrants issued in connection with the private placement has been estimated using a Modified Black Scholes Option Pricing Model at each measurement date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants (as described in Amendment No. 1to our Annual Report on Form 10K/A for the year ending December 31, 2020 filed with the SEC on May 24, 2021), our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the revision to our prior position on accounting for warrants which led to the restatement of our financial statements as described in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ending December 31, 2020, filed with the SEC on May 24, 2021 . Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021 this has not been fully remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc. (1)

10.1	Form of Subscription Agreement (1)

10.2	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc. (1)

10.3	Form of Jasper Therapeutics, Inc. Stockholder Support Agreement (1)

10.4	Form of Amended and Restated Registration Rights Agreement (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 6, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplitude Healthcare Acquisition Corporation

Date: August 16, 2021		/s/ Bala Venkataraman
	Name:	Bala Venkataraman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Kenneth Clifford
	Name:	Kenneth Clifford
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)