Form 10-K
period 2021-12-31
Jasper Therapeutics, Inc.
filed 2022-03-18
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39138

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $99,400,000 based on the closing price of the registrant’s common stock on June 30, 2021 of $9.94 per share, as reported by the Nasdaq Capital Market.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2022 was:

Class	Number of Shares Outstanding As of March 10, 2022
Voting Common Stock, $0.0001 par value	36,577,576
Non-Voting Common Stock, $0.0001 par value	1,296,022

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

JASPER THERAPEUTICS, INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to the “Company”, “Jasper”, “we”, “us”, “our”, and similar terms refer to Jasper Therapeutics, Inc., a Delaware corporation formerly known as Amplitude Healthcare Acquisition Corporation (“AMHC”), and its consolidated subsidiary. References to “Old Jasper” refer to the private Delaware corporation that is now our wholly-owned subsidiary and named Jasper Tx Corp. (formerly known as Jasper Therapeutics, Inc.).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the impact of the Business Combination on our business, financial condition, liquidity and results of operations;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on Nasdaq;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain existing license agreements and manufacturing arrangements; and

●	the effect of the continuing COVID-19 pandemic on the foregoing.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the continuing COVID-19 pandemic, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

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

Stem cell transplantation is among the most widely practiced forms of cellular therapy and has the potential to cure a wide variety of diseases, including cancers, genetic disorders and autoimmune diseases. A stem cell transplant procedure involves three main steps: (i) stem cells from the patient’s or donor’s bone marrow are collected; (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells, which is known as conditioning; and (iii) the new stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood and immune cells that form the basis of reset and rebuilt blood and immune systems. Transplants are either allogeneic or autologous, depending on the source of the new stem cells for the transplant. In an allogeneic transplant, patients receive cells from a stem cell donor. In an autologous transplant, the patient’s own stem cells are used. Autologous transplants also include stem cell gene therapies, where cells are collected from the patient, edited to either enable a functioning gene or correct a defective gene, and then transplanted into the patient via infusion. Our programs span both allogeneic and gene therapy-based autologous transplants, with initial sponsored programs in JSP191 based on an allogeneic approach.

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

Our lead product candidate, JSP191, is a monoclonal antibody designed to block a specific survival signal on stem cells and is in development as a highly targeted conditioning agent prior to stem cell therapy. We are developing JSP191 for severe combined immunodeficiency (“SCID”) for which we are currently conducting an open label Phase 1/2 clinical trial in two cohorts of SCID patients: patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes and newly diagnosed SCID patients. The primary endpoint in Phase 1 is to evaluate the safety and tolerability of JSP191. The two primary efficacy endpoints in Phase 2 are the proportion of subjects achieving adequate donor HSC engraftment and the proportion of subjects achieving naïve T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Based on preliminary results from our ongoing Phase 1/2 clinical trial, we believe JSP191 has demonstrated the ability as a single agent to enable engraftment of donor HSCs as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Six out of the first nine non-IL2RG patients with prior allogeneic transplant achieved donor engraftment, naïve donor T cell production and demonstrated clinical improvement. No JSP191 treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial by mid-2023.

The FDA has granted rare pediatric disease designation to JSP191 as a conditioning treatment for patients with SCID. In addition, the FDA granted orphan drug designation to JSP191 for conditioning treatment prior to hematopoietic stem cell transplantation.

We also are evaluating JSP191 in an open label Phase 1 clinical trial in patients with myelodysplastic syndrome (“MDS”) or acute myeloid leukemia (“AML”) that were transplant eligible but still had trace evidence of leukemic cells that can remain in a patient after chemotherapy, or minimal residual disease (“MRD”), as detected by cytogenetics, flow cytometry or next-generation sequencing. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of JSP191. In the initial dose finding Phase 1a portion of this clinical trial, 0.6 mg/kg JSP191-based conditioning was well tolerated in all six MDS/AML patients as of December 31, 2021. Furthermore, it led to successful engraftment as demonstrated by sustained blood neutrophil count of >500 x 10^6 / L (Wolff 2002) in all six patients. Additionally, five of the six patients demonstrated elimination of all diseased cells at day 90 (MRD) by multiple methods of detection, a secondary endpoint of the clinical study. The next portion of the clinical trial, a Phase 1b dose expansion cohort has completed enrollment. Initial results from the first seventeen patients show that 0.6 mg/kg JSP191-based conditioning was well tolerated with all seventeen patients achieving successful engraftment. These initial results also show that twelve of fifteen Phase 1a and 1b patients with MRD at screening achieved clearance of MRD. No JSP191-related serious adverse events have been reported. As of reporting of these initial results, four patients have come off study, two due to relapse or disease progression, one due to late onset Grade 3 acute Graft vs Host Disease (“GvHD”) and one due to secondary graft failure. We expect to present additional data from this study in the first half of 2022.

We have entered into a clinical collaboration with Stanford University to study JSP191-based conditioning in patients with Fanconi anemia. This study is currently open for patient recruitment. We are also collaborating with the National Institutes of Health to conduct clinical trials of JSP191-based conditioning in patients with sickle cell disease (“SCD”), with chronic granulomatous disease and with GATA-2 mutated MDS. We believe that JSP191 may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted JSP191-based conditioning may improve the efficacy and safety of gene therapies. We are also collaborating with corporate partners, including Graphite Bio, Inc. (“Graphite Bio”), Aruvant Sciences GmbH (“Aruvant Sciences”) and AVROBIO, Inc. (“Avrobio”) to study JSP191 as targeted, non-toxic conditioning for investigational gene therapies.

We plan to evaluate JSP191 as a therapeutic for certain patients with proliferative disorders of the hematopoietic stem cell. MDS is a heterogeneous disorder of the bone marrow which typically occurs in an older population and can progress to AML. The Revised International Prognostic Scoring System (“IPSS-R”) is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred to stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and GvHD outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which is associated with poor survival. ESA-refractory low-risk MDS patients have few treatment options and are a clinical unmet need.

JSP191 and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies of non-human primates and healthy volunteers, administration of a single dose of JSP191 resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Additional recent clinical data in MDS patients undergoing stem cell transplant showed depletion of hematopoietic stem cells after administration of JSP191 alone. By depleting diseased and healthy hematopoietic stem cells, we believe that JSP191 may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis. We intend to study JSP191 monotherapy in low-risk MDS patients with documented cytopenia who are refractory to ESA therapy.

Our eHSC platform is designed to overcome key limitations of stem cell transplant and stem cell gene therapy. By using mRNA delivery and/or gene editing, we believe we can reprogram donor or gene corrected stem cells to have a transient proliferative and survival advantage over the patient’s existing cells. We believe initial preclinical experiments by Jasper demonstrate multiple different mRNAs can be used to improve engraftment of modified stem cells. One example are eHSCs that express certain variants of CXCR4 that may lead to improved stem cell homing and engraftment in the bone marrow. Another example includes expression of a modified stem cell factor receptor that can lead to cell line proliferation independent of stem cell factor (“SCF”) concentration, enabling our eHSCs to outcompete unmodified HSCs through better survival and engraftment. Also, since JSP191 only blocks signaling through the stem cell factor receptor, these eHSCs are not affected by JSP191 when used in combination. Other initial experiments have shown that mRNA can be used to express these receptor variants on the cell surface. We have also identified other potential receptor modifications that prevent the binding of JSP191 but retain the ability to bind SCF, therefore allowing the eHSCs to proliferate normally even in the presence of JSP191.

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

Our Product Pipeline

We are developing a portfolio of novel product candidates that we believe have the potential to meaningfully improve stem cell therapy for patients with blood cancers, genetic diseases and autoimmune diseases. Additionally, we believe our product candidates have the potential to allow more patients with debilitating or life-threatening diseases to access a one-time, transformative blood and immune reset through transplant with better outcomes and reduced risk of toxicity and mortality versus current technologies. We are developing our product candidates so that they can be used individually or in combination with one another, such that patients may receive more than one of our therapies as part of their individual transplant journey. In addition to our first set of clinical product candidates, we are in the process of identifying several other potential candidates from our engineered hematopoietic stem cell platform.

The following chart summarizes the status and development plan for the product candidates in our pipeline. We own worldwide rights to each of our programs.

JSP191

We believe JSP191 is a unique, humanized, monoclonal antibody that targets the underlying biology of hematopoietic stem cells to potentially improve the efficacy and safety of hematopoietic stem cell transplantation. JSP191 is in clinical development as a conditioning agent to clear hematopoietic stem cells from the bone marrow prior to transplant. JSP191 binds to human CD117, a receptor for SCF, which is expressed on the surface of hematopoietic stem and progenitor cells. The interaction of SCF and CD117 is required for stem cells to survive. By blocking SCF from binding to CD117 and disrupting critical survival signals, JSP191 leads to the depletion of stem cells and creates an open space in the bone marrow for donor or gene-edited stem cells to engraft. JSP191 is in clinical development both as a single conditioning agent and in combination with existing conditioning agents depending on the need in a particular indication.

Engineered Hematopoietic Stem Cells

Our eHSCs are designed to overcome key limitations of allogeneic donor and autologous gene-edited stem cell transplants. By delivering mRNA or modifying DNA, leading to expression of a modified receptor or protein, we can reprogram donor or gene-edited stem cells to have a transient proliferative and survival advantage over the patient’s existing cells to permit higher levels of engraftment without the need for toxic conditioning of the patient. eHSCs have the potential to eliminate the need for donor T-cells, B-cells and NK-cells which are needed in unmodified donor HSC grafts to permit robust engraftment but can lead to GvHD, where the donor cells attack the patient’s tissues, resulting in the need for long-term immunosuppression therapies.

Our Strategy

Our goal is to bring curative allogeneic and autologous HSCT and gene therapy to more people by developing compounds that can make it safer and more effective. As part of our strategy, we aim to:

Build a leading HSCT biotechnology company to enable cures via immune modulation, graft engineering and cell and gene therapies. We are bringing together a team of biotech veterans, leading academic institutions and a strong syndicate of healthcare-focused investors to achieve our vision of developing an improved end-to-end stem cell transplantation process and associated therapies, starting with safer and more effective conditioning agents and engineered stem cell therapies.

Continue to develop JSP191 as a novel, targeted pre-transplant conditioning agent enabling more efficacious and safer HSCT. Starting with our lead product candidate, JSP191, we are advancing the field of HSCT to address effective and safe pre-transplant conditioning in hematologic monogenic and malignant disorders as well as in autoimmune disease and gene therapy. Our initial focus is on severe combined immunodeficiency, acute myeloid leukemia, myelodysplastic syndrome and autologous gene-edited stem cell transplants.

Advance our eHSC platform to overcome the limitations of current allogeneic and autologous gene-edited stem cell transplants. We are developing enhanced stem cell therapies with transient proliferative advantages, which we believe may translate to superior efficacy and reduced GvHD compared to current standard of care therapies in allogenic and autologous gene therapy transplants.

Commercialize our product candidates to expand the use of effective and safe stem cell therapies for patients and physicians in our target markets. If approved, we plan to bring our product candidates to the United States, European and Japanese markets, focusing on the top 50% of accredited transplant centers and hospital-based prescribers who administer approximately 80% of stem cell therapies. Our strong network and relationships with key stakeholders at these centers will enable a targeted and collaborative commercial approach.

Form and strengthen strategic collaborations with leading industry and academic organizations to further develop our pipeline, unlock the commercial potential of our portfolio and provide enabling technologies for gene therapy collaborators. We intend to continue collaborations with our existing partners and enter new strategic partnerships to develop additional candidates, generate evidence, and commercialize new products in the field of stem cell therapy.

Our History and Team

Old Jasper was founded by Dr. Judith Shizuru, Professor of Medicine and Pediatrics at Stanford University, and Dr. Susan Prohaska, a Stanford-trained immunologist, stem cell biologist and drug developer, with the goal of bringing curative hematopoietic stem cell transplantation to more people by making it safer and more effective. We unite technologies from Stanford University and Amgen via expertise in stem cell transplantation, stem cell biology and drug development. Building on bone marrow niche-clearing technology from Stanford and with our lead compound JSP191, Dr. Shizuru initiated a clinical program funded by the California Institute for Regenerative Medicine (“CIRM”) to safely condition patients with SCID prior to hematopoietic cell transplantation.

We have assembled a management team of experienced biopharma industry veterans. With this leadership, we believe we are well positioned to achieve our vision of revolutionizing hematopoietic cell transplantation with safer conditioning regimens. Ron Martell, our Chief Executive Officer, is an experienced biopharma veteran who has extensive experience in cellular therapies and oncology drug development. Prior to joining Jasper, Mr. Martell served as the President and CEO of MorphImmune, Inc., a private platform company advancing a highly specific targeting technology that uses a ligand-linked payload to reprogram the immune system. Previously, he was President and CEO of Nuvelution Pharma. He was also Co- Founder and Executive Chairman of Indapta, Orca Bio and Co-Founder and CEO of Achieve Life Sciences, where he led the merger of the company with Oncogenex. Mr. Martell has served as the CEO of three public biopharmaceutical companies, including Sevion and NeurogesX, and has overseen billions of dollars in industry transactions. Earlier in his career, Martell served as Senior Vice President of Commercial Operations at ImClone Systems, where he was instrumental in deals with Bristol-Myers Squibb and Merck KGaA and built ImClone Systems’ worldwide operations to market and commercialize Erbitux®. He also served in various leadership positions with Genentech where, as Group Manager, Oncology, he was responsible for building the company’s oncology franchise, including the launch of Herceptin® and Rituxan®.

Members of our management team have held leadership positions at companies that have successfully discovered, developed, and commercialized therapies for various cancers and devastating rare diseases. These companies include Roche, Johnson & Johnson, Genentech, Bristol-Myers Squibb, Imclone, Incyte, Allergan, Sanofi, Amgen, Portola, Alexion and many others.

Background on Hematopoietic Stem Cell Therapy

HSCT is among the most widely practiced forms of cellular therapy and has the potential to cure a wide variety of diseases. Currently, its use is limited to patients with severe disease burden due to the toxicities of current non-targeted conditioning regimens and the limitations of the transplant grafts themselves.

Stem cell transplants first require identification of a suitable donor and collection of the donor’s stem cells, typically from blood. Then chemotherapy or radiation-based conditioning is used to clear the patient’s bone marrow of existing diseased stem cells in order to make space to receive new transplanted stem cells. Finally, the donor or gene corrected stem cells are infused into the patient where they engraft into the bone marrow and produce new blood and immune cells that form the basis of a reset and rebuilt blood and immune system. All transplants are categorized as either autologous or allogeneic, depending on the source of the new stem cells for the transplant.

In an autologous transplant, which is used for conditions such as multiple myeloma, non-Hodgkin’s lymphoma and certain autoimmune diseases, the patient’s own stem cells are used. Autologous transplants also include stem cell gene therapies, in which cells are collected from the patient, edited to either insert a functioning gene into, or correct a defective gene within, such cells and then such cells are transplanted into the patient via infusion.

In an allogeneic transplant, used for conditions such as acute leukemias, myelodysplastic syndromes, genetic diseases and certain autoimmune diseases, patients receive cells from a stem cell donor. The preferred donor is a biological relative who has a well-matched immune system. The second option is a matched unrelated donor identified through a bone marrow donor registry. Transplant outcomes are not optimal with mismatched donors.

Current State of Conditioning Regimens

Currently, patients must receive highly toxic, potentially life-threatening and non-specific conditioning agents to prepare their bone marrow for transplantation with either donor stem cells or their own gene-edited stem cells. Current conditioning agents are genotoxic and are associated with major toxicities and adverse events such as oral mucositis, sepsis, veno-occlusive disease, bacteremia, pulmonary fibrosis, and GvHD in the near term. In the long term, patients must be counseled against risk of infertility of up to 70% and risk of secondary cancers of 5-10% after chemotherapy conditioning. Additionally, there is a treatment-related mortality risk associated with current conditioning regimens that ranges from 10% to more than 50% in older patients. Other limitations of chemotherapy-based conditioning include incomplete engraftment, transplant ineligibility and prolonged hospitalization.

Current State of Hematopoietic Stem Cell Grafts

Hematopoietic stem cell grafts currently have limitations around failed or poor engraftment with the risk of clinical relapse. Furthermore, GvHD is a high-risk short- and long-term adverse event associated with HSCT as a result of donor T-cells, B-cells and NK-cells which are needed in unmodified donor HSC grafts to permit robust engraftment. Donor immune cells may react to the patient’s tissues as foreign leading to GvHD whereas newly produced immune cells are trained by the patient’s body to not act against the patient’s own cells. Due to this risk, patients also need to undergo long-term immunosuppression.

Our Solution and Product Candidates

We are developing a conditioning agent that could significantly expand the eligible patient population for both allogeneic and autologous gene edited hematopoietic stem cell therapies in addition to engineered hematopoietic stem cells that could result in better transplant efficacy with reduced complications. Currently, approximately 20,000 patients receive allogeneic and autologous gene therapy transplants each year in the major global markets (the United States, the United Kingdom, France, Germany, Spain, Italy and Japan), and we believe this may grow to 80,000 patients with safe conditioning and more effective grafts.

JSP191 is a targeted anti-CD117 (stem cell factor receptor) antibody which we are currently evaluating in two clinical trials for conditioning prior to stem cell transplant in patients with SCID, MDS or AML. JSP191 is designed to bind to CD117 with a greater affinity than SCF. By blocking signaling of the stem cell factor receptor, JSP191 leads to depletion of stem cell from the bone marrow. JSP191 was also designed to minimize any interaction with the immune system thereby reducing the risk of immune activation via mast cells or other pathways normally activated by antibodies.

We believe these attributes will allow JSP191 to potentially be used as a monotherapy or in combination to deplete normal and diseased stem cells. The blocking of SCF by JSP191 may remove a critical survival signal on stem cells that leads to their depletion in the bone marrow. Other cells (mast cells, Cajal cells, germ cells, melanocytes) that express CD117 are less dependent on SCF signaling for survival and do not appear to be significantly affected by a single administration of JSP191. Furthermore, the mechanism of action (“MOA”) of JSP191 on stem cells may be synergistic with other disruptors of stem cell survival such as radiation, azacytidine, and CD47. Our MDS/AML clinical strategy aims to exploit this biology to safely clear both diseased and normal stem cells prior to transplantation of donor cells.

The monoclonal antibody isotype and other modifications of JSP191 were also chosen carefully to retain high affinity binding to the CD117 receptor and SCF signal blockade without recruiting other immune cells that could lead to receptor activation, mast cell degranulation or other off-target toxicities. For example, simply changing JSP191 from an IgG1 isotype to an IgG2 isotype would result in less potent inhibition of CD117, potentially decreasing the effect on stem cell depletion. This finding and other data demonstrate that not all anti-CD117 antibodies behave equally or have the same MOA.

Other known approaches to target CD117, such as anti-CD117 antibodies linked to a toxin, may have off-target toxicity. In contrast to JSP191, which provides a transient SCF signal blockade, a toxin linked anti-CD117 antibody requires internalization by CD117 expressing cells leading to cell death. Any CD117 expressing cell including stem cells, mast cells, germ cells and melanocytes may be affected by this mechanism. Furthermore, the complexity of an antibody-drug conjugate molecule adds to the manufacturing, clinical and regulatory risks of the drug development process, especially for a novel linker/payload combination that may be subject to different regulatory and Chemistry, Manufacturing and Controls (“CMC”) reviews.

Preclinical Data for JSP191 — General

We conducted a preclinical study to determine if non-human primate (“NHP”) HSCs are sufficiently similar to human HSCs to allow use of the same phenotype assays used in human studies to evaluate the effect of JSP191 on NHP hematopoiesis. This study tested, by flow cytometry, a technique used to measure physical and chemical characteristics of a population of cells, whether homologous subsets of NHP bone marrow express the same cellular markers as human HSCs (CD34, CD90, and CD117), and if the human antibody reagents used to identify these markers could also be used for NHP HSCs. Bone marrow samples (or bone marrow aspirates) of NHPs and humans were stained with the antibody reagents directed against human CD34, CD90, and CD117. HSCs in both human and NHP bone marrow were phenotypically identified using the anti-human antibodies against CD34 and CD90. A high percentage of human and NHP cells expressing CD34 and CD90 (also CD34+ and CD90+) also express CD117. Overall, we believe these data support the use of human antibody reagents for CD34 and CD90 to assess the effect of JSP191 on hematopoiesis in NHP in vitro and in vivo studies.

Figure 1: JSP191 binds CD117 on CD34+CD90- and CD34+CD90+ cells in human and NHP bone marrow. Left panel: flow cytometric analysis of HSCs fluorescently labelled for CD34 and CD90. Right panel: the identified CD34+CD90- and CD34+CD90+ cells are then fluorescently labelled with 104D2 and JSP191. JSP191 and 104D2 non-competitively labeled the same population suggesting these antibodies bind different epitopes of NHP and human CD117.

Non-clinical studies in NHPs conducted at Stanford by Hye-Sook Kwon, Ph.D., now Principal Scientist at Jasper, demonstrated JSP191’s ability to deplete bone marrow HSCs in a large animal model (Figure 2). Non-clinical studies in “humanized” mice demonstrated both depletion of human HSCs and engraftment of allogeneic donor HSCs. These studies supported the potential for JSP191 to deplete human stem cells prior to stem cell transplant in the IND filings for the ongoing clinical trials designed to assess the safety and efficacy of JSP191 in HSC transplant for SCID and MDS/AML.

Figure 2: Representative flow cytometry analysis for cells fluorescently labeled with CD34 and CD90 on days 0, 10, and 42 post administration of 1.0 mg/kg JSP191. CD34+ stem cells in the bone marrow of this NHP are transiently depleted. HSC depletion lasted up to 21 days in most animals and more than 42 days in one NHP receiving the highest dose.

JSP191 for Acute Myeloid Leukemia and Myelodysplastic Syndrome

AML is a cancer of the blood and bone marrow, diagnosed in about 42,000 patients annually within the major global markets. It is primarily a disease of the elderly and is the most common type of acute leukemia diagnosed in adults. Patients with AML are deemed eligible for stem cell transplantation based on criteria which includes patient fitness (age and comorbidities) and response to initial treatment, comprising of about 40% of newly diagnosed AML patients. However, stem cell transplants are administered to approximately 40% of the eligible patient population due to current challenges with highly toxic conditioning regimens. Currently, approximately 8,000 patients with AML receive a stem cell transplant annually in the major global markets.

MDS is a group of disorders of the bone marrow where hematopoietic stem cells fail to properly differentiate into mature blood cells, leading to low blood cell count. Approximately 29,000 patients are diagnosed with MDS annually in the major global markets. Of all newly diagnosed MDS patients, about 35% have mid to high-risk disease and about 30% of those are eligible for HSCT based on age, comorbidities and blast count. However, about 60% of MDS patients who are otherwise eligible receive a transplant due to the current challenges with highly toxic conditioning regimens. Currently, approximately 2,500 patients with MDS receive HSCT each year.

Hematopoietic stem cell transplantation offers the only known potentially curative therapy for many forms of AML and for MDS. Standard of care conditioning regimens can be divided into three groups: myeloablative conditioning, reduced intensity conditioning and non-myeloablative conditioning. Myeloablative conditioning with high dose busulfan, high dose melphalan or high dose radiation is the most aggressive approach and is associated with the lowest rates of disease relapse. However, due to significant toxicities, including treatment related mortality, this approach is reserved for the most fit and younger patients. Reduced intensity conditioning with lower dose busulfan or lower dose melphalan can be used for a wider group of patients, but due to substantial toxicities, many patients remain ineligible. Non-myeloablative conditioning with low dose radiation (200 – 450 cGy, or centigray, a unit of radiation of exposure) is well tolerated but is associated with lower rates of successful donor chimerism and increased relapse rates compared to myeloablative or reduced-intensity conditioning.

Due to their age and co-morbidities, older (60 years and older) and less fit MDS and AML patients are typically unable to tolerate more intensive therapy and the toxicities associated with such treatments, and thus, have a worse prognosis than younger, fitter patients. Thus, safe and effective conditioning prior to HSCT represents an unmet medical need for MDS and AML patients.

Preclinical Data for JSP191 for Myelodysplastic Syndrome

Preclinical studies of immune deficient mice engrafted with MDS HSCs from patients with “high-risk and very high-risk disease” per Revised International Prognostic Scoring System (“R-IPSS”) criteria conducted at Stanford by Wendy Pang, M.D., Ph.D., now Vice President of Research and Translational Medicine at Jasper, demonstrate the utility of anti-CD117 antibodies in the treatment of MDS. Mice xenografted with high-risk MDS HSCs were treated with anti-human CD117 monoclonal antibody (“mAb”), SR-1 (the parent clone to JSP191). Initial studies showed administration of either SR-1 or JSP191 resulted in well-tolerated and sustained depletion of MDS cells obtained from low-risk MDS patients. Treatment of mice xenografted with high-risk MDS HSCs cells resulted in transient depletion (Figure 3). Given the transient depletion of high-risk MDS cells, studies were conducted to determine whether an anti-CD117 antibody followed by a normal human HSC allograft would lead to long-term disease amelioration of high-risk disease. Results showed greater than 95% cytogenetically normal CD45+ cells 12 weeks after allograft transplant (Figure 3).

Figure 3: (A) CD117 mAb depletes MDS stem cells as demonstrated by decreasing HSC chimerism over time. (B) Normal stem cell engraftment occurs after stem cell depletion as shown by greater than 95% cytogenetically normal CD45+ cells 12 weeks after transplant in four high-risk MDS-xenografted mice. (C) Normal blood formation results after stem cell engraftment with human cell lineages for T cells (CD3+), B cells (CD19+) and myeloid cells (CD13/33+) in the bone marrow of the four high-risk mice.

Mice xenografted with MDS HSCs from low-risk or high-risk patients were treated with SR-1 concurrently with an anti-mouse CD117 mAb, ACK2, to suppress endogenous mouse HSCs, and then transplanted with normal human UCB. Twelve weeks after this UCB HSC transplantation, both human myeloid and lymphoid cells like T cells and B cells were observed in the bone marrow (Figure 3), indicative of successful engraftment and sustained hematopoiesis by healthy UCB HSCs for both risk categories. Fluorescence in situ hybridization studies assessing clonal cytogenetic abnormalities confirmed that human CD45+ cells in both groups were predominantly (greater than 95%) cytogenetically normal in all SR-1 treated and UCB HSC engrafted mice. In contrast, MDS xenografted mice treated with the control antibody showed a persistence of high levels of MDS cells (greater than 95%) and were without second donor HSC engraftment.

Clinical Data for JSP191 for Acute Myeloid Leukemia and Myelodysplastic Syndrome

We have an ongoing open label Phase 1 clinical trial to evaluate the safety and tolerability of JSP191 conditioning, in combination with low dose radiation (200-300 cGy) and fludarabine, in patients with AML or MDS undergoing blood stem cell transplantation. At clinical trial entry for the dose finding portion, all patients were transplant eligible but most still had evidence of measurable residual disease (MRD positive) as detected by cytogenetics, flow cytometry or next-generation sequencing. The starting dose of JSP191 is 0.6 mg/kg with potential escalation up to 1.0 mg/kg, fludarabine is administered at 30 mg/m2/day on transplant days -4, -3, and -2 and total body irradiation (“TBI”) is delivered at 200 or 300 cGy on the day of transplant. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of JSP191. Secondary endpoints include depletion of host HSCs, donor engraftment, donor chimerism, MRD clearance, non-relapse mortality, event-free survival and overall survival. Enrolled patients will be followed for one year. The overall study duration is anticipated to be approximately two years.

In the initial dose finding Phase 1a portion of this clinical trial, 0.6 mg/kg JSP191-based conditioning was well tolerated in all six MDS/AML patients as of December 31, 2021. All six patients demonstrated evidence of successful depletion of host HSCs, observed by a reduction of neutrophil counts (“ANC”) below 500/uL following a single infusion of JSP191 (0.6 mg/kg) in combination with 200 cGy TBI and three days of 30 mg/m2/day fludarabine. Neutrophils are the most common type of white blood cell and are the first cells to engraft. Following transplant, all six patients showed successful donor engraftment as evidenced by a recovery of neutrophil counts exceeding 500/uL in 19 to 26 days (Figure 4).

Figure 4: Neutrophil depletion and recovery in the first six patients of the Phase 1 MDS/AML clinical trial. All six of these initial patients demonstrated ANC greater than 500/uL within 19 to 26 days after transplant.

At 90 days following transplant, five of six patients demonstrated 95% or greater total donor chimerism levels as measured by CD15, CD3 and CD56 assays. In addition, five of six patients no longer had evidence of MRD at day 90. Total donor chimerism of 95% or greater and change in MRD status from positive to negative are both associated with reduced risk of disease relapse.

The next portion of the clinical trial, a Phase 1b dose expansion cohort, has recently completed enrollment. Initial results from the first seventeen Phase 1a and Phase 1b patients show that 0.6 mg/kg JSP191-based conditioning was well tolerated with all seventeen patients achieving successful engraftment. As of Day 90, each of the fourteen evaluable Phase 1a and 1b subjects achieved full myeloid donor chimerism (mean 98.4 ± 1.2%). Ten of twelve Phase 1a and 1b patients with MRD prior to transplant no longer had evidence of MRD at Day 90. As of reporting of these initial Phase 1a and 1b results, four patients have come off study, two due to relapse or disease progression, one due to late onset Grade 3 acute GvHD and one due to secondary graft failure (Figure 5).

Figure 5: JSP191 MDS/AML Phase 1 preliminary clinical results in the first seventeen patients. The clinical trial cohorts consisted AML/MDS patients not eligible for standard myeloablative regimens (HCT-Cl greater than 2).

No JSP191 related SAEs have been reported, including no cases of oral mucositis, no cases of veno-occlusive disease. One case of grade 3 late onset GI GvHD and only two cases of chronic GvHD of any grade have been reported, one mild and one moderate case. Since starting the study in July 2020, SAEs have been reported in seven patients, including infections, cardiovascular events, headache, hyperkalemia and secondary graft failure, which is loss of a previously functioning graft. None were related to treatment as determined by the investigator.

Additional data will be presented as a late-breaking oral abstract at the 2022 Transplant and Cellular Therapy (TCT) Meetings of ASTCT and CIBMTR to be held April 23-26, 2022.

JSP191 for Severe Combined Immunodeficiency (SCID)

SCID is a genetically heterogeneous group of over 20 monogenic conditions of the immune system characterized by the lack of normal T lymphocyte development, in addition to deficiencies of B cells, NK cells, or both in some forms which is currently curable only by hematopoietic cell transplant. The incidence of SCID is estimated at one in 80,000 live births across all ethnic groups. Due to the toxicities associated with the chemotherapy regimens used in standard allogeneic hematopoietic cell transplantation (“HCT”) to deplete endogenous HSC, some centers do not use conditioning regimens. SCID patients who undergo unconditioned HCT have relatively improved overall survival but often experience incomplete immune reconstitution characterized by inadequate T cell numbers and/or ongoing deficiency of B cell humoral immunity. This issue occurs more frequently in those patients who do not have a human leukocyte antigen-matched donor and who therefore receive T cell depleted haploidentical donor grafts.

Patients who receive full or reduced doses of busulfan tend to engraft well and have full lymphocyte reconstitution. However, due to busulfan’s off-target toxic effects, these patients experience both short- and long-term complications. Since these patients receive busulfan (a DNA damaging drug) as infants, they experience chronic complications such as growth retardation, cognitive defects, craniofacial abnormalities, liver toxicity, seizure, endocrine defects including infertility and increased cancer risk.

Pre-clinical Data for JSP191 for Severe Combined Immunodeficiency

The ability of JSP191 to deplete human hematopoiesis was evaluated in humanized immune deficient mice that were stably engrafted with human hematopoietic grafts at Stanford by Aaron Logan, M.D., Ph.D., et al. The mice were treated with a single dose of either 0.5 or 3.0 mg/kg JSP191. No significant differences in depletion of human cells and HSCs after six weeks of treatment were noted between the two dose levels of JSP191. After a single treatment with JSP191, mice were depleted of human cells in peripheral blood and bone marrow. Human HSCs and progenitor cells (CD45+CD34+CD117+) in the bone marrow were substantially decreased for six weeks after treatment with JSP191.

To model human transplantation with a JSP191-based conditioning regimen, humanized immune deficient mice that had been stably engrafted with human hematopoietic cells underwent a second transplant using conditioning with JSP191 with or without the addition of an anti-CD52 antibody (Campath) that depletes human lymphocytes. The second human HSC graft was from a different donor, hence was allogeneic to the first human graft. This second donor graft was transduced with a lentiviral vector to express the marker green fluorescence protein (“GFP”) to allow assessment of its engraftment. CD34+ GFP marked cells were injected into untreated control mice or mice that had been treated 23 – 25 days previously with JSP191 with or without anti-CD52. After six weeks, the blood of these secondarily transplanted mice was evaluated for evidence of GFP-marked second donor cells.

Figure 6: JSP191 in addition to an anti-CD52 antibody demonstrated the highest level of engraftment. Engraftment was demonstrated by human CD45+ cells marked to express GFP.

Mice pre-treated with JSP191 and anti-CD52 demonstrated the highest level of engraftment, with 67% (six of nine) of human CD45+ cells also expressing GFP. In mice treated only with JSP191, 43% (three of seven) were GFP positive. In control mice pre-treated with anti-CD52 alone, no mice (zero of seven) showed GFP expression, while one of ten (10%) control mice not given any pre-treatment showed GFP expression (Figure 6).

We believe that this study can serve as a preclinical proof of concept of JSP191 conditioning enhanced engraftment with CD34+ progenitor cells in mice, suggesting it may be efficacious in an analogous clinical setting. JSP191 appeared to be particularly effective in this setting when used along with an anti-CD52 antibody, which was used a separate lymphodepleting agent to suppress rejection by the immune competent first allograft.

Clinical Data for JSP191 for Severe Combined Immunodeficiency

We have an ongoing Phase 1/2 dose escalation open label clinical trial to evaluate JSP191 as the sole conditioning agent to achieve HSC engraftment in patients undergoing transplant for SCID. The primary endpoint in Phase 1 is to assess the safety and tolerability of JSP191 as a conditioning agent in SCID patients. The two primary efficacy endpoints in Phase 2 are the proportion of patients achieving adequate donor HSC engraftment and the proportion of patients achieving naïve CD4+ T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Secondary endpoints include durability of naïve T cell production, incidence and severity of GvHD, hematopoietic recovery and pharmacokinetic properties of JSP191. Patients receive a single IV infusion of JSP191 on study day 0 in one of four dose cohorts: 0.1 mg/kg, 0.3 mg/kg, 0.6mg/kg or 1.0 mg/kg. Patients will be followed for five years following transplant. This trial is currently open for enrollment at multiple clinical trial sites in the United States.

Other studies of SCID patients have shown functional T and B cell reconstitution in patients achieving long-term myeloid donor chimerism of at least 3%. SCID patients who fail to achieve durable donor cell engraftment from a first transplant may not be candidates for a second transplant using current conditioning agents due to the toxicity of the conditioning regimen and fragile nature of most SCID patients. These patients may remain on medically supportive immune therapies such as intravenous immunoglobulin (“IVIG”) or receive an unconditioned “boost” transplant of donor cells which does not lead to sustained production of new immune cells.

We believe JSP191 has enabled immune reconstitution for patients based on naïve CD4+ T-cell levels and has shown clinical benefit in SCID patients in a re-transplant and first transplant setting. Patients have shown resolution of chronic infections, independence from or reduction of IVIG therapy and antibody response to vaccine challenge. Through December 31, 2021 in this open label clinical trial, fifteen re-transplant patients and three first transplant patients have been treated in the ongoing SCID Phase 1/2 study. Most of the transplanted patients have shown engraftment of donor cells and production of functional immune cells over up to three years of follow up (Figure 7). No JSP191 treatment related SAEs have been reported through December 31, 2021 in this clinical trial. Since starting the study in March 2017, SAEs in seven patients have been reported, including fever, infections and hypocalcemia. None were related to treatment as determined by the investigator. Based on initial efficacy and safety results, we opened the clinical trial to a cohort of newly diagnosed infants undergoing stem cell transplant.

We expect to complete enrollment in the Phase 1/2 clinical trial by mid-2023.

Figure 7: Naïve CD4 T cell production post-transplant was monitored over time in (A) a matched cohort of patients receiving no conditioning and (B) patients receiving JSP191 single agent conditioning. JSP191 conditioning in SCID patients demonstrated durable naïve T cell production and T cell levels consistent with immune reconstitution in five out of the first six patients by two years post-transplant.

JSP191 as a Primary Therapeutic for Proliferative Disorders of the Stem Cell

A transforming event in hematopoietic stem cells can produce several different malignancies. Cancer stem cells possess qualities of self-renewal, prolonged survival, and the ability to give rise to cells with more differentiated characteristics. The idea that cancer is primarily driven by a smaller population of stem cells has important implications. For instance, many chemotherapies can shrink tumors or deplete downstream differentiated cells, but if the therapies do not kill cancer stem cells, the tumor will grow back.

It has been shown that HSCs are the disease-initiating cells in cancers like MDS, and that these pathogenic MDS HSCs outcompete normal HSCs present in the bone marrow of affected patients. Furthermore, these disease-initiating HSCs express CD117, and anti-CD117 antibodies can target and eradicate these pathogenic cells. This is especially significant in a disease like MDS where available therapies either lack disease-modifying activity or possess off-target toxicity, preventing their use in older and/or fragile individuals who comprise most of the patients affected by MDS. Development of anti-CD117 monoclonal antibodies, which might be safely used for targeting MDS clones, would represent a major step forward for this disease.

We plan to evaluate JSP191 as a therapeutic for certain MDS patients. The Revised International Prognostic Scoring System (“IPSS-R”) is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred to stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and GvHD outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which is associated with poor survival. ESA refractory low or very low risk MDS patients have few treatment options and are a clinical unmet need.

JSP191 and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies in non-human primates and healthy volunteers, administration of a single dose of JSP191 resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Dr. Wendy Pang demonstrated at Stanford that our anti-CD117 monoclonal antibody called JSP191 is capable of depleting MDS HSCs in vivo in a xenografted mouse model. New data from our MDS/AML trial of JSP191 as a conditioning agent have revealed that the antibody can have a direct depletion effect on CD34+CD45-CD117+ cells prior to administration of fludarabine or radiation. By depleting diseased and healthy hematopoietic stem cells, we believe that JSP191 may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis.

We intend to study JSP191 monotherapy in low-risk MDS patients with documented cytopenia who are refractory to ESA therapy. We plan to run the primary treatment study under the existing NDA for MDS/AML and anticipate enrollment to begin in this single arm clinical trial in early 2023.

JSP191 for Sickle Cell Disease (“SCD”)

SCD is an inherited blood disorder that affects the hemoglobin protein in red blood cells that delivers oxygen to tissues and organs. Approximately 300,000 infants are born with SCD annually worldwide, and the number of cases is expected to significantly increase. Currently, HSCT is the only cure available for SCD. Allogeneic transplants as well as new autologous gene-edited transplants both currently rely on myeloablative conditioning with either busulfan or melphalan. We believe JSP191 could be a significant advance for patients, replacing these current agents which are known to be genotoxic and associated with limited efficacy and serious adverse effects, including veno-occlusive disease, infertility and secondary malignancies. JSP191 for SCD patients will be evaluated in a clinical trial collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”). We expect this study to start enrollment in 2022.

JSP191 for Chronic Granulomatous Disease (“CGD”)

CGD is a rare, inherited disease of the immune system that develops in infancy or early childhood and results in severe and sometimes life-threatening infections. Allogeneic hematopoietic stem cell transplant is a proven cure for CGD. However, its use is limited because of the associated serious adverse effects and limited efficacy of current conditioning agents used to deplete stem cells in preparation for transplantation. JSP191 for CGD patients will be evaluated in a clinical trial collaboration with the National Institute of Allergy and Infectious Diseases (“NIAID”). We expect this study to start enrollment in 2022.

JSP191 for GATA-2 MDS

GATA-2 MDS is a type of MDS characterized by mutations in the GATA-2 gene resulting in complex phenotypes including increased risk of infection, deficiencies of immune cells such as B- and NK-cells and overall poor prognosis. Allogeneic stem cell transplant may be used to cure these patients; however, use of current conditioning agents can be difficult due to the fragile health status of these patients. JSP191-based conditioning for GATA-2 MDS patients will be evaluated in a clinical trial collaboration with the National Cancer Institute (“NCI”). We expect this study to start enrollment in 2022.

JSP191 for Fanconi Anemia (“FA”)

FA is a rare but serious blood disorder that prevents the bone marrow from making sufficient new red blood cells. It can also cause the bone marrow to make abnormal blood cells. FA typically presents at birth or early in childhood between five and ten years of age. Ultimately, it can lead to serious complications, including bone marrow failure and severe aplastic anemia. Cancers such as AML and MDS are other possible complications. Treatment may include blood transfusions or medicine to create more red blood cells, but HSCT is the only cure. JSP191 for FA patients will be evaluated in a clinical trial collaboration with Stanford University. This study has started patient enrollment.

JSP191 for Gene Therapy

Every gene therapy in academia or industry that modifies HSCs also requires pre-transplant conditioning to make space in the patient’s bone marrow for the gene therapy to engraft. These types of gene therapies address a broad range of disease including heme disorders (e.g., SCD, beta thalassemia, FA), immune disorders (e.g., SCID, CGD, leukocyte adhesion deficiency), lysosomal storage disorders (e.g., Fabry, Gaucher, Pompe), neurologic disorders (e.g., frontotemporal dementia, amyotrophic lateral sclerosis) and bone disorders (e.g., infant malignant osteoporosis) to name a few. Toxic alkylators like busulfan are still the standard conditioning regimens on which these gene therapies rely. As a result, their curative benefit is limited to patients that can tolerate the conditioning. Furthermore, gene therapy trials have also been halted by the FDA due to secondary malignancies discovered in study patients, which is a well-known risk of genotoxic conditioning.

We are collaborating with corporate partners, including Graphite Bio, Aruvant Sciences and Avrobio, to study JSP191 as targeted, non-toxic conditioning for investigational gene therapies. With Graphite Bio, JSP191 is being studied as conditioning prior to GPH201 gene replacement therapy for patients with X-SCID. X-SCID is a severe, inherited disorder of the immune system with symptoms often presenting in early infancy, including persistent infections and failure to thrive. Without treatment, X-SCID is typically fatal to patients in the first two years of life. With Aruvant Sciences, JSP191 is being studied as conditioning prior to ARU-1801 gene therapy for patients with SCD. With Avrobio, JSP191 is being studied as conditioning prior to gene therapy for patients with Gaucher disease.

JSP191 for Autoimmune Disorders

Autologous stem cell transplantation for inducing remission and curing severe and refractory autoimmune diseases is relatively well established, but limitations still exist around toxicity and transplanted-related death. We believe JSP191 can address current challenges through targeted and safer conditioning for autoimmune disease patients. We are evaluating options for a clinical study of a JSP191-based conditioning regimen for patients with severe refractor autoimmune diseases.

Engineered Hematopoietic Stem Cell (eHSC) Therapy

Our eHSC platform includes multiple approaches to developing product candidates that are currently in preclinical development and are designed to overcome key limitations of allogeneic and autologous gene-edited stem cell grafts. By using mRNA delivery or gene editing we believe we can reprogram allogeneic donor or gene-edited stem cells to have a transient proliferative and survival advantage, potentially leading to higher engraftment rates and reduced or eliminated GvHD by elimination of co-transplanted donor immune cells in allogeneic transplants.

We are evaluating multiple approaches to use mRNA to increase engraftment of HSCs. One approach is to increase expression of CXCR4, a cell surface protein involved in cellular homing to the bone marrow. Another approach is to use mRNA to transiently increase expression of known variants of the stem cell factor receptor that signal independent of ligand (stem cell factor) concentration. Another approach in preclinical development is to use mRNA delivery or gene editing to express a variant of the stem cell factor receptor that is resistant to JSP191. We are also working on other approaches to increase stem cell competitiveness that are not related to stem cell factor receptor signaling or cellular homing.

Initial in vitro experimental results in human cell lines show that expression of a constitutively active variant of the stem cell factor receptor can lead to cell line proliferation independent of stem cell factor concentration. In addition, these variant cells are not affected by JSP191 since the engineered cells proliferate independent of receptor signaling. Other in vitro experiments have shown that mRNA can be used to express these receptor variants and other target proteins, such as CXCR4, transiently on the cell surface. We have also identified potential receptor modifications that will keep stem cell factor binding intact but decrease or eliminate JSP191 binding.

In the setting of autologous gene edited stem cells, these technologies could lead to faster and more complete engraftment of edited cells without the need for toxic conditioning. Depending on the Jasper technology used, additional infusions of gene modified cells may potentially be given to patients with low or fading responses to target protein production.

In the setting of allogeneic transplant, pure stem cell grafts can be used in place of today’s replete or modified grafts. Similar to the autologous setting, we believe these technologies can lead to faster and more complete engraftment of donor stem cells without the need for toxic conditioning. In addition, by eliminating the need for donor passenger lymphocytes to drive engraftment, we can potentially eliminate the risk of GvHD and the need for long-term immune suppression. If approved, this approach may also increase the potential for use of partially matched grafts and expand the potential donor pool available for any given patient.

We are planning to present in-vivo data on the eHSC program in 2022 and plan to file an IND in 2023.

Opportunity Areas

There are other conditions and potential applications for JSP191 and the eHSC program. We have assessed the existing stem cell transplant market and potential eligible patient population on a per-indication basis to estimate the potential number of patients that could benefit from our product candidates.

Hematopoietic Stem Cell-Based Gene Therapies

The combination of stem cell transplantation and gene therapy has shown the potential to correct pathological genetic mutations but also the same limitations as unmodified stem cell transplantation, which include the toxicities of current conditioning agents. Furthermore, stem cell gene therapy requires larger doses of genetically modified stem cells for proper engraftment. We believe our product candidates can improve the field of stem cell gene therapy and address currently identified challenges.

In the United States alone, over 100,000 patients suffer from SCD, while about 52,000 patients are affected in the major markets in Europe. Approximately 58,000 patients from this pool are eligible for HSCT or gene therapy as they have severe SCD.

Approximately 2,700 patients in the United States suffer from beta-thalassemia and about 16,000 in the European Union suffer from it annually. Approximately 70% of these patients can be classified to have beta-thalassemia major and, of that patient population, about 20%, or 2,600 patients, are eligible for stem cell transplant.

License Agreements with Amgen

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for JSP191 (formerly AMG 191) that also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (“ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of JSP191 in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or hematopoietic stem cells (c-kit)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize JSP191. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

License Agreements with Stanford

In March 2021, we entered into an exclusive license agreement with respect to the use of JSP191 from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed Nov. 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and Know How for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates and other discoveries, inventions, trade secrets and know-how that are critical to our business operations. It also depends in part on our ability to operate without infringing the proprietary rights of others, and in part, on our ability to prevent others from infringing our proprietary rights. We have a series of in-licensed patents outlined below with an additional pending patent application in the United States.

In-licensed Amgen Portfolio

We have exclusively licensed a patent family from Amgen applicable to our targeted conditioning program that contains patents and applications directed to humanized c-kit antibody. As of March 8, 2022, this patent portfolio includes three issued U.S. patents and one European patent, as well as granted patents in Australia, Canada, Japan, and Mexico, and pending patent applications in Europe and Hong Kong. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

In-licensed Stanford Portfolio

We have an exclusive license in the field of use of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated to a patent family from Stanford University applicable to targeted conditioning that contains patents and applications directed to immunodepletion of endogenous stem cell niche prior to hematopoietic stem cell transplantation. As of March 8, 2022, this patent portfolio includes one issued U.S. patent and two European patents, as well as pending U.S. and European patent applications. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

Jasper Portfolio

We own four patent families directed to compositions and/or methods for hematopoietic stem cell transplantation, and one patent family directed to other methods of treating certain hematopoietic malignancies. These patent families include U.S. provisional applications and one PCT application. Any patents that grant from these applications would be expected to expire in 2042 or 2043, absent any applicable patent term extensions.

Additional Intellectual Property

We also rely on trade secrets, including know-how, confidential information, unpatented technologies and other proprietary information, to strengthen or enhance our competitive position, and prevent competitors from reverse engineering or copying our technologies. We maintain, as trade secrets, information relating our product candidates currently in development, as well as information related to our business strategy and business methods. However, trade secrets and confidential know-how are difficult to protect. To avoid inadvertent and improper disclosure of trade secrets, and to avoid the risks of former employees using these trade secrets to gain future employment, it is our policy to require employees, consultants and independent contractors to assign to us all rights to intellectual property they develop in connection with their employment with or services for us. We also protect our existing and developing intellectual property expressly through confidentiality provisions in agreements with third parties. There can be no assurance, however, that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information, or adequate remedies in the event of unauthorized use or disclosure of such trade secrets or other intellectual property or proprietary information. We also seek to preserve the integrity and confidentiality of our trade secrets and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

We intend to pursue additional intellectual property protection to the extent we believe it would advance our business objectives, which may include objectives within and outside the United States. Despite our efforts to protect our intellectual property rights these rights may not be respected in the future or may be circumvented or challenged (and potentially invalidated) in a legal proceeding in any jurisdiction where we have intellectual property rights. In addition, the laws of various foreign countries may not afford the same protections or assurances to the same extent as the laws in the United States. See the section titled “Risk Factors — Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to intellectual property.

Competition

The industry we operate is in highly competitive and dynamic, subject to rapid technological change. We have competition in the market for both our product candidates and may face competition from large pharmaceutical and biotechnology companies, smaller pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies, research institutions and others. We believe that our intellectual property, proprietary scientific knowledge, development experience and partnerships will provide us with competitive advantages in the market we operate in.

We are aware of competing stem cell transplant and conditioning products and adjacent therapies, not limited to small molecules, biologics and cell therapies, that address the same domain of conditions we are targeting. The following list of competitors indicate companies that are directly competing with our two product candidates.

Competitors for our JSP191 CD117 targeted conditioning program include the following:

●	Magenta Therapeutics, Inc., which is developing an antibody drug conjugate with an antibody to CD117 linked to an amanitin toxic payload;

●	Gilead Sciences, Inc., which is developing an antibody to CD117 that may be used in combination with an antibody to CD47;

●	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is fused to iodine-131 radioisotope;

●	Celldex Therapeutics, Inc., which is developing an antibody to inhibit tyrosine kinase KIT found in mast cells and is being studied in mast cell diseases; and

●	Molecular Templates Inc., which is developing an antibody to CD45 that is fused to an engineered Shiga-like toxin.

Competitors for our engineered stem cell therapy program include the following:

●	Vor Biopharma, Inc., which is developing treatment-resistant marrow cells that enable CD33 targeted therapy;

●	Sana Biotechnology, Inc., which is developing hypoimmune cells designed to evade rejection and enable persistence of differentiated cells;

●	Ensoma Inc., which is developing viral vectors for delivery of cell modification payload in vivo;

●	Orca Bio, which is developing precision allogeneic cell therapy products meant to safely and effectively replace a patient’s blood and immune system; and

●	Talaris Therapeutics, Inc., which aims to remove the need for immunosuppression for solid organ transplantation recipient with a facilitated allogeneic stem cell therapy.

Sales and Marketing

We do not currently have sales and marketing infrastructure to support commercial launch of our product candidates, if approved. We may build such capabilities in North America prior to potential launch of JSP191. Outside of North America, we may rely on licensing, co-sale and co-promotion agreements with strategic partners for the commercialization of our product candidates. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that JSP191 will be approved.

Research and Development

We invest significantly in our research and development efforts, to discover and validate therapeutics while improving our processes and approach to drug making. We strive to progress candidates that can address unmet or underserved clinical needs and favor programs with well-validated targets and defined regulatory approval paths. Our R&D team has played key roles in discovering and developing a number of promising candidates over the past 20 plus years while at Jasper, and while at Johnson & Johnson, AstraZeneca, Bristol-Myers Squibb, Portola, Allergan, Sanofi, Amgen, Alexion and others. They have leveraged experience, insights and capabilities to optimize development, along with fostering collaboration with external partners to innovate and expand into potential additional indications. Our current development-stage portfolio consists of two product candidates discovered through collaboration and our internal research efforts.

Manufacturing

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations (“CMOs”) to produce our drug candidates in accordance with cGMP regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of JSP191. In November 2019, we entered into development and manufacturing agreements with Lonza relating to the manufacturing of JSP191 and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act (“PHSA”) and the Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations;

●	completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

●	approval by an IRB representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with cGCPs;

●	preparation and submission to the FDA of a biologics license application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

●	satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and good clinical practices (“GCP”), and the integrity of clinical data in support of the BLA;

●	payment of user Prescription Drug User Fee Act (“PDUFA”) securing FDA approval of the BLA and licensure of the new biologic product; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, manufacturing, and controls or where there is non-compliance with regulatory requirements. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

●	Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

●	Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after licensure. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee. The sponsor of a licensed BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, or CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use.

Expedited Review Programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

●	Regenerative advanced therapy. With passage of the 21st Century Cures Act (the “Cures Act”) in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product recall, seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of drug products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union was implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which became effective on January 31, 2022. It overhauled the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which is directly applicable in all member states, is aimed at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point, the Clinical Trials Information System (“CTIS”), and strictly defined deadlines for the assessment of clinical trial applications.

The conduct of all clinical trials commenced in the European Union prior to January 31, 2022 will continue to be bound by the previously applicable provisions. However, if a clinical trial continues for more than three years after January 31, 2022, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In addition, through January 31, 2023, clinical trial sponsors may apply for a new trial authorization under the previously applicable provisions (posting clinical trial information at the EudraCT website) or the Clinical Trials Regulation (posting clinical trial information at CTIS website), at the sponsor’s choice. After that date, new trial authorizations must be applied for under the Clinical Trials Regulation and utilize CTIS.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA approved Pediatric Investigation Plan (“PIP”) covering all subsets of the pediatric population, unless the EMA has granted a product specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biological products will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain approval in the future to market in the United States any product candidates we may develop, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost-effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), thus complicating compliance efforts.

Employees and Human Capital

As of December 31, 2021, we employed 25 full-time employees. The 25 full-time employees were engaged in research and development, operations, finance, and business development. Nine employees held Ph.D. degrees; two held M.D. degrees; and one held a VMD. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

We lease approximately 13,392 square feet of space for our headquarters in Redwood City, California under an agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Indemnification and Insurance

Our business exposes us to potential liability including, but not limited to, potential liability for (i) non-compliance with applicable laws and regulations, and (ii) employment-related claims. In certain circumstances, we may also be liable for the acts or omissions of others, such as suppliers of goods or services.

We attempt to manage our potential liability to third parties through contractual protection (such as indemnification and limitation of liability provisions) in our contracts and through insurance. The contractual indemnification provisions vary in scope and generally do not protect us against all potential liabilities. In addition, in the event that we seek to enforce such an indemnification provision, the indemnifying party may not have sufficient resources to fully satisfy its indemnification obligations or may otherwise not comply with its contractual obligations.

We currently maintain insurance coverage with limits we believe to be appropriate. The coverage provided by such insurance may not be adequate for all claims made, and such claims may be contested by applicable insurance carriers.

Organization

We were organized as a corporation under the laws of the State of Delaware on August 13, 2019 under the name “Amplitude Healthcare Acquisition Corporation”. On September 24, 2021, we consummated the previously announced Business Combination (pursuant to the Business Combination Agreement, dated May 5, 2021, by and among AMHC, Merger Sub and Old Jasper). Pursuant to the terms of the Business Combination Agreement, a Business Combination or Reverse Recapitalization for accounting purposes between AMHC and Old Jasper was effected through the merger of Merger Sub with and into Old Jasper with Old Jasper surviving as AMHC’s wholly-owned subsidiary. In connection with the Business Combination, AMHC changed its name from Amplitude Healthcare Acquisition Corporation to Jasper Therapeutics, Inc.

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Jasper. We maintain an Internet website at www.jaspertherapeutics.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

●	Risks Related to Our Financial Position and Need for Additional Capital, including, among others, that:

●	We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

●	As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

●	Risks Related to Discovery, Development, Manufacturing and Commercialization, including, among others, that:

●	We are substantially dependent on the success of our most advanced product candidate, JSP191. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including JSP191, in a timely manner or at all, our business will be harmed.

●	We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

●	eHSCs are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create eHSCs are unproven and may never lead to marketable products.

●	If any of our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidate, limit our commercial potential or result in significant negative consequences following any potential marketing approval.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities. In addition, our clinical trials to date have been limited in scope, and results received to date may not be replicated in expanded or additional future clinical trials.

●	We have never obtained regulatory approval for a drug, may never receive regulatory approval for any of our product candidates, and may therefore never generate revenues from product sales.

●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

●	Risks Related to Regulatory Review, including, among others, that:

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

●	Stem cell transplant is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

●	Risks Related to Our Relationships with Third Parties, including, among others, that:

●	We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We currently rely on a single manufacturer for our clinical supply of our product candidates. In the event of a loss of this manufacturer, or a failure by such manufacturer to comply with the U.S. Food and Drug Administration (“FDA”) regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all.

●	Risks Related to Our Intellectual Property, including, among others, that:

●	We are highly dependent on intellectual property licensed from third parties, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	Our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology.

●	Risks Related to Ownership of Our Common Stock and Warrants, including, among others, that we will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the years ended December 31, 2021 and 2020, we reported net losses of $30.6 million and $31.7 million, respectively. For the years ended December 31, 2021 and 2020, we reported negative operating cash flows of $33.7 million and $18.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $67.5 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of December 31, 2021, our cash and cash equivalents were $84.7 million and we had an accumulated deficit of $67.5 million. Our future financing requirements will depend on many factors, including:

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

In addition, as AMHC was a shell company prior to the completion of the Business Combination, we are currently ineligible to new short form registration statements on Form S-3 and will not be eligible to file such a registration statement until, among other things, at least 12 calendar months have lapsed since September 29, 2021, the date we filed a Current Report on Form 8-K disclosing that we ceased to be a shell company. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC, or seek other sources of capital.

As a result of our recurring losses from operations and recurring negative cash flows from operations, our management concluded that there is a substantial doubt about our ability to maintain liquidity sufficient to operate our business effectively, which raise substantial doubt about our ability to continue as a going concern. See the risk factor below titled, “As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.” Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond the 12-month period from the issuance date of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that our investors will lose all or a part of their investment.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of  $53.1 million that can be carried forward indefinitely. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $45.4  million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021. However, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2021.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and future outbreaks of the disease, in regions where we or third parties on which we rely have concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and future outbreaks of the disease, including any variants thereof. For example, enrollment in clinical trials may be delayed. Although we have reopened our offices and some employees have transitioned back to working on site, there is a lack of uniformity of restrictions and requirements among our clinical trial sites, and future shelter-in-place or similar types of restrictions could be imposed. We are subject to risk of outbreaks at our facilities, and potential exposure to employee claims regarding workplace safety, and unanticipated shutdowns or quarantines could be imposed in the future, which would disrupt our operations. This uncertainty and the evolving nature of policies and restrictions may negatively impact productivity, disrupt our business and further delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, may affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it has resulted in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or the global impacts thereof could materially affect our business and the value of our common stock. The global COVID-19 pandemic continues to evolve, and its ultimate impact or that of any similar health pandemic or epidemic is highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our planned and ongoing clinical trials, the hospitals and healthcare systems or the global economy as a whole. These effects could have an adverse impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Business disruptions caused by natural or man-made disasters, acts of war or other hostilities could seriously harm our future revenues and financial condition and increase our costs and expenses generally.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. Our suppliers may also experience a disruption in their business as a result of natural or man-made disasters. A significant natural or man-made disaster, such as an earthquake, prolonged or repeated power outage, hurricane, flood, fire, drought or other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts, acts of war or the outbreak of hostilities against the U.S. or other countries globally, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates our agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K apply to the activities of our collaborators.

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

For example, we rely on our worldwide exclusive license agreement with Amgen Inc., whereby we license a patent portfolio from Amgen Inc. applicable to our targeted conditioning program that contains patent families directed to humanized C-kit antibody. We also rely on our license agreement with Stanford, whereby we license a patent portfolio applicable to our targeted conditioning and stem cell graft programs that contains patent families directed to immunodepletion of endogenous stem cell niche for engraftment.

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

The patent application, prosecution, and enforcement processes are subject to numerous risks and uncertainties, and there can be no assurance that we, our licensors, or any of our future collaborators will be successful in protecting our product candidates by obtaining, defending, and/or asserting patent rights. These risks and uncertainties include the following:

●	the U.S. Patent and Trademark Office (the “USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;

●	patent applications may not result in any patents being issued;

●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our potential product candidates;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

Our commercial success depends in part on us avoiding infringement, misappropriation and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter partes review and post grant review have been implemented. This reform will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S.-and foreign-issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates, and third parties may allege they have patent rights encompassing our product candidates, technologies or methods. Third parties may assert that we are employing their proprietary technology without authorization and may file patent infringement claims or lawsuits against us, and if we are found to infringe such third-party patents, we may be required to pay damages, cease commercialization of the infringing technology or obtain a license from such third parties, which may not be available on commercially reasonable terms or at all.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include, but are not limited to, the following:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual, for the purchase, lease, order or recommendation of any item, good, facility or service for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	federal false claims, including the False Claims Act that can be enforced through whistleblower actions, false statements and civil monetary penalties laws, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, prohibits, among other things, executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false, fictitious, or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made during the previous year to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such obligations include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In March 2020, the California State Attorney General proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General commenced enforcement actions against violators beginning July 1, 2020. In addition, a new California privacy law, the California Privacy Rights Act (the “CPRA”) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Further, a new Virginia privacy law, Virginia Consumer Data Protection Act, or VCDPA, was signed into law on March 2, 2021 and is also scheduled to take effect on January 1, 2023, and the Colorado Privacy Act, or CPA, will take effect on July 1, 2023. The VCDPA and CPA will impose many similar obligations regarding the processing and storing of personal information as the California Consumer Privacy Act and the CPRA. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by with SB 826 or AB 979, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with either SB 826 or AB 979 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2021, we had 25 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020 and 2021 due to the impacts of the COVID-19 pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

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

As of December 31, 2021, our directors and executive officers and their affiliates beneficially owned approximately 36.9% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we had not done previously. For example, we have adopted new charters for our board committees and adopted some new disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact our business.

Absent an applicable exemption, we are required to provide a management’s attestation on internal controls over financial reporting, and we were not previously required to do this as a private company. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us when we were a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following November 22, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be; there may be a less active trading market for our securities; and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have opted to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. A total of up to 4,400,000 and up to 550,000 shares of our common stock were initially reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2022. On January 1, 2022, pursuant to the foregoing provisions, 1,514,204 and 378,551 shares of common stock were added to the shares reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

As of December 31, 2021, options to purchase an aggregate of 2,660,261 shares of our common stock were outstanding that were previously issued under the Jasper Therapeutics, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). We assumed the 2019 Plan in connection with the Business Combination and no further awards will be granted under the 2019 EIP. However, shares of our common stock subject to outstanding awards granted under the 2019 EIP that (a) are not issued because the award or any portion of the award expires or otherwise terminates without all of the shares covered by the award having been issued, (b) are withheld or reacquired to satisfy the exercise, strike or purchase price or (c) are withheld or reacquired to satisfy a tax withholding obligation will also be added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan. As of December 31, 2021, a total of 22,480 shares of common stock had been added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan as a result of the cancellation of certain options previously granted under the 2019 EIP.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination, certain of our stockholders can demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We filed a registration statement on October 18, 2021 in order to satisfy the foregoing obligations and registered for resale an aggregate of 38,081,493 shares of our common stock, including up to 5,000,000 shares of our common stock issuable upon exercise of our outstanding warrants. The registration of these securities permits the public sale of such securities, subject to certain contractual restrictions on transfer imposed by the Amended and Restated Registration Rights Agreement and the Business Combination Agreement, which contractual restrictions on transfer will terminate on March 23, 2022. The presence of these additional shares of our common stock trading in the public market may have an adverse effect on the market price of our securities.

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

Outstanding warrants to purchase an aggregate of 4,999,883 shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,392 square feet of space for our headquarters in Redwood City, California under an agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Capital Market under the symbols “JSPR” and “JSPRW,” respectively. As of February 28, 2022, there were 38 holders of record of our common stock, one holder of record of our non-voting common stock and one holder of record of our Public Warrants.

Prior to the consummation of the Business Combination, AMHC’s Class A Common Stock, units and warrants were listed on Nasdaq under the symbols “AMHCU,” “AMHC” and “AMHCW,” respectively.

Dividend Policy

We have never declared or paid any dividends on shares of our common stock. We anticipate that we will retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors (“Board”). It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Stem cell transplantation is among the most widely practiced forms of cellular therapy and has the potential to cure a wide variety of diseases, including cancers, genetic disorders and autoimmune diseases. A stem cell transplant procedure involves three main steps: (i) stem cells from the patient’s or donor’s bone marrow are collected; (ii) the patient’s bone marrow is cleared of any remaining stem cells in order to make space to receive new transplanted stem cells, which is known as conditioning; and (iii) the new stem cells are transplanted into the patient via infusion where they fasten to, or engraft in, the bone marrow and grow into the blood and immune cells that form the basis of reset and rebuilt blood and immune systems. Transplants are either allogeneic or autologous, depending on the source of the new stem cells for the transplant. In an allogeneic transplant, patients receive cells from a stem cell donor. In an autologous transplant, the patient’s own stem cells are used. Autologous transplants also include stem cell gene therapies, where cells are collected from the patient, edited to either enable a functioning gene or correct a defective gene, and then transplanted into the patient via infusion. Our programs span both allogeneic and gene therapy-based autologous transplants, with initial sponsored programs in JSP191 based on an allogeneic approach.

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

Our lead product candidate, JSP191, is a monoclonal antibody designed to block a specific survival signal on stem cells and is in development as a highly targeted conditioning agent prior to stem cell therapy. We are developing JSP191 for severe combined immunodeficiency (“SCID”) for which we are currently conducting an open label Phase 1/2 clinical trial in two cohorts of SCID patients: patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes and newly diagnosed SCID patients. The primary endpoint in Phase 1 is to evaluate the safety and tolerability of JSP191. The two primary efficacy endpoints in Phase 2 are the proportion of subjects achieving adequate donor HSC engraftment and the proportion of subjects achieving naïve T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Based on preliminary results from our ongoing Phase 1/2 clinical trial, we believe JSP191 has demonstrated the ability as a single agent to enable engraftment of donor HSCs as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Six out of the first nine non-IL2RG patients with prior allogeneic transplant achieved donor engraftment, naïve donor T cell production and demonstrated clinical improvement. No JSP191 treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial by mid-2023.

The FDA has granted rare pediatric disease designation to JSP191 as a conditioning treatment for patients with SCID. In addition, the FDA granted orphan drug designation to JSP191 for conditioning treatment prior to hematopoietic stem cell transplantation.

We also are evaluating JSP191 in an open label Phase 1 clinical trial in patients with myelodysplastic syndrome (“MDS”) or acute myeloid leukemia (“AML”) that were transplant eligible but still had trace evidence of leukemic cells that can remain in a patient after chemotherapy, or minimal residual disease (“MRD”), as detected by cytogenetics, flow cytometry or next-generation sequencing. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of JSP191. In the initial dose finding Phase 1a portion of this clinical trial, 0.6 mg/kg JSP191-based conditioning was well tolerated in all six MDS/AML patients as of December 31, 2021. Furthermore, it led to successful engraftment as demonstrated by sustained blood neutrophil count of >500 x 10^6 / L (Wolff 2002) in all six patients. Additionally, five of the six patients demonstrated elimination of all diseased cells at day 90 (MRD) by multiple methods of detection, a secondary endpoint of the clinical study. The next portion of the clinical trial, a Phase 1b dose expansion cohort has completed enrollment. Initial results from the first seventeen patients show that 0.6 mg/kg JSP191-based conditioning was well tolerated with all seventeen patients achieving successful engraftment. These initial results also show that twelve of fifteen Phase 1a and 1b patients with MRD at screening achieved clearance of MRD. No JSP191 related serious adverse events have been reported. As of reporting of these initial results, four patients have come off study, two due to relapse or disease progression, one due to late onset Grade 3 acute Graft vs Host Disease (GvHD) and one due to secondary graft failure. We expect to present additional data from this study in the first half of 2022.

We have entered into a clinical collaboration with Stanford University to study JSP191-based conditioning in patients with Fanconi anemia. This study is currently open for patient recruitment. We are also collaborating with the National Institutes of Health to conduct clinical trials of JSP191-based conditioning in patients with sickle cell disease (“SCD”), with chronic granulomatous disease and with GATA-2 mutated MDS. We believe that JSP191 may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted JSP191-based conditioning may improve the efficacy and safety of gene therapies. We are working with Graphite Bio, Inc. (“Graphite Bio”) for gene therapy in patients with X-linked severe combined immunodeficiency (“X-SCID”) first as a non-clinical collaboration with an option to expand to clinical trials,as well as with Aruvant Sciences GmbH (“Aruvant Sciences”) for gene therapy in patients with SCD and with AVROBIO Inc. (“Avrobio”) for gene therapy in patients with Gaucher disease.

We plan to evaluate JSP191 as a therapeutic for certain patients with proliferative disorders of the hematopoietic stem cell. MDS is a heterogeneous disorder of the bone marrow which typically occurs in an older population and can progress to AML. The Revised International Prognostic Scoring System (“IPSS-R”) is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred to stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and GvHD outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which is associated with poor survival. ESA-refractory low-risk MDS patients have few treatment options and are a clinical unmet need.

JSP191 and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies of non-human primates and healthy volunteers, administration of a single dose of JSP191 resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Additional recent clinical data in MDS patients undergoing stem cell transplant showed depletion of hematopoietic stem cells after administration of JSP191 alone. By depleting diseased and healthy hematopoietic stem cells, we believe that JSP191 may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis. We intend to study JSP191 monotherapy in low-risk MDS patients with documented cytopenia who are refractory to ESA therapy.

Our eHSC platform is designed to overcome key limitations of stem cell transplant and stem cell gene therapy. By using mRNA delivery and/or gene editing, we believe we can reprogram donor or gene corrected stem cells to have a transient proliferative and survival advantage over the patient’s existing cells. We believe initial preclinical experiments by Jasper demonstrate multiple different mRNAs can be used to improve engraftment of modified stem cells. One example are eHSCs that express certain variants of CXCR4 that may lead to improved stem cell homing and engraftment in the bone marrow. Another example includes expression of a modified stem cell factor receptor that can lead to cell line proliferation independent of stem cell factor (“SCF”) concentration, enabling our eHSCs to outcompete unmodified HSCs through better survival and engraftment. Also, since JSP191 only blocks signaling through the stem cell factor receptor, these eHSCs are not affected by JSP191 when used in combination. Other initial experiments have shown that mRNA can be used to express these receptor variants on the cell surface. We have also identified other potential receptor modifications that prevent the binding of JSP191 but retain the ability to bind SCF, therefore allowing the eHSCs to proliferate normally even in the presence of JSP191.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the years ended December 31, 2021 and 2020, we incurred net losses of $30.6 million and $31.7 million, respectively. We generated negative operating cash flows of $33.7 million and $18.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $67.5 million.

We had cash and cash equivalents of $84.7 million as of December 31, 2021. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, these funds would not be sufficient to fund our operations in the foreseeable future and we will need to raise additional financing. As a result, we concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date when our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K are issued. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Business Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the global COVID-19 outbreak a pandemic. The global COVID-19 pandemic continues to evolve rapidly, including with respect to the spread of variants, and we will continue to monitor it closely. While our operations to date have not been significantly impacted by the COVID-19 pandemic, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 pandemic will have on our business, financial condition and operations, including ongoing and planned clinical trials and clinical development timelines, particularly as we advance our product candidates to clinical development, the continued spread of COVID-19 and its variants, including Omicron, and the measures taken by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our clinical trials, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, impede testing, monitoring, data collection and analysis and other related activities. The COVID-19 pandemic could also potentially affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to our ongoing and planned clinical trials. We experienced slower than anticipated patient enrollment in our SCID clinical trial in 2020 due to reluctance of these immunocompromised patients to travel and undergo hospitalization during the pandemic. We may continue to experience interruptions to our clinical trials due to the COVID-19 pandemic. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), CMOs, and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy are impacted for an extended period, our business may be materially adversely affected.

Business Combination Agreement

On September 24, 2021 (the “Closing Date”), we consummated the previously announced Business Combination pursuant to the terms of the Business Combination Agreement, dated as of May 5, 2021 (the “BCA”), by and among AMHC, Merger Sub, and Old Jasper. Pursuant to the terms of the BCA, on the Closing Date, (i) Merger Sub merged with and into Old Jasper (the “Merger”), with Old Jasper as the surviving company in the Merger, and, after giving effect to the Merger, Old Jasper became a wholly-owned subsidiary of AMHC and changed its name to “Jasper Tx Corp.”, and (ii) AMHC changed its name to “Jasper Therapeutics, Inc.”.

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

In accordance with the BCA, at the closing of the Business Combination, each share of Old Jasper common stock and Old Jasper redeemable convertible preferred stock outstanding immediately prior to the closing was automatically cancelled, extinguished and converted into a number of shares of our common stock or, in certain circumstances, our non-voting common stock, based on Old Jasper’s equity value of $275.0 million divided by $10.00. The exchange ratio agreed between the parties was one-for-0.282378 share of our common stock for all Old Jasper stockholders, except for Amgen. Amgen’s 100 shares of Old Jasper Series A-2 redeemable convertible preferred stock were converted into 2,200,000 shares of our voting common stock, which represented 8% of the Old Jasper equity value, as per the terms of the letter agreement with Amgen. Each vested and unvested option to purchase shares of Old Jasper common stock outstanding at the closing was converted into a comparable option to purchase shares of our common stock, with the same terms after giving effect of the exchange ratio of one-for-0.282378. Each unvested award of restricted shares of Old Jasper common stock outstanding immediately prior to the closing was converted into a comparable right to receive restricted shares of our common stock, after giving effect to the same exchange ratio.

In connection with the Business Combination, immediately prior to the closing, (i) Amplitude Healthcare Holdings LLC (the “Sponsor”) forfeited 200,000 shares of AMHC’s Class B Common Stock, (ii) each share of AMHC’s Class  B Common Stock outstanding was converted into one share of AMHC’s Class A Common Stock, and (iii) following such conversion, an aggregate of 13,037,901 shares of AMHC’s Class A Common Stock (inclusive of 10,000,000 shares AMHC’s Class A Common Stock that were issued to the PIPE Investors) was converted into an equivalent number of shares of our common stock. In accordance with the Sponsor Support Agreement among us, the Sponsor and Old Jasper, dated May 5, 2021 and amended on September 24, 2021, 1,050,000 shares of our common stock held by the Sponsor were placed in escrow (the “Earnout Shares”) and will be released as follows: (a) 250,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until the September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty-day consecutive trading day period, the volume-weighted average price of our common stock (the “Applicable VWAP”) is greater than or equal to $11.50, (b) 500,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $15.00, and (c) 300,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $18.00.

We also have outstanding publicly traded warrants to purchase 4,999,883 shares of our common stock (the “Common Stock Warrants”), all of which were issued in connection with AMHC’s initial public offering, and entitle a holder to purchase one share of our common stock at an exercise price of $11.50 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, unless the Common Stock Warrants are redeemed or we extend the exercise period.

We are authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of preferred stock, each with $0.0001 par value per share. There were 36,559,092 shares of voting common stock, 1,296,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2021.

Refer to Note 3 in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details on the accounting for this transaction.

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

Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of JSP191 in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). There are no other fees due under the ISRA. We exercised the Option in June 2020, and the definitive license with Stanford was executed in March 2021. Upon exercise of the Option, the $1.0 million option exercise fee was recognized as a research and development cost. In June 2020, we and Stanford agreed that the Investigational New Drug Application (“IND”) and control of the study related to this ISRA would be transferred to us. We paid $0.4 million related to the option exercise fee during each of the years ended December 31, 2021 and 2020. Unpaid option fees liability of $0.2 million is included in current liabilities as of December 31, 2021.

As consideration for the rights granted to us under the Amgen License Agreement, we issued Amgen 100 shares of Old Jasper’s Series A-2 redeemable convertible preferred stock in November 2019, the fair value of which was estimated at $0.9 million, which was recognized as a research and development expense in the same period. These shares were converted into 2,200,000 shares of voting common stock upon the closing of the Business Combination.

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

Stanford License Agreement

In March 2021, we entered into a license agreement with Stanford (the “Stanford License Agreement”) following the exercise of the Option in June 2020. We received a worldwide, exclusive license with a right to sublicense for JSP191 in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to us certain know-how and patents related to JSP191. Under the terms of the Stanford License Agreement, we agreed to use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, we agreed to use commercially reasonable efforts to meet the milestones as specified in the agreement over the next six years and must notify Stanford in writing as each milestone is met.

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

The Stanford License Agreement expires on a country-by-country basis on the last-to-expire valid claim of a licensed patent in such country. We may terminate the agreement by giving Stanford written notice at least 12 months in advance of the effective date of termination. We may also terminate the Stanford License Agreement solely with respect to any particular patent application or patent by giving Stanford written notice at least 60 days in advance of the effective date of termination. Stanford may terminate the Stanford License Agreement after 90 days written notice by Stanford, specifying a problem, including a delinquency on any report required pursuant to the agreement or any payment, missing a milestone or for a material breach, unless we remediate the problem in that 90-day period.

Other collaboration and clinical trial agreements

Collaboration with Stanford University

Effective September 2020, we entered into a sponsored research agreement with Stanford, pursuant to which Stanford will execute a Phase 1/2 clinical trial utilizing JSP191 to treat Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital. As consideration for the services performed by Stanford under this agreement, we will pay Stanford a total of $0.9 million over approximately three years upon the achievement of the first development and clinical milestone, including FDA filings and patients’ enrollment. As of December 31, 2020, we accrued $0.3 million related to the achievement of the first milestone under this agreement, which was paid in February 2021. In February 2022, the second milestone was achieved, and we accrued an additional $0.3 million. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

We have other collaboration and clinical trial agreements, including with Zai Lab Limited, Graphite Bio, Aruvant Sciences and Avrobio, to study JSP191 as targeted, non-toxic conditioning for investigational gene therapies. These collaborations are non-exclusive, and we have agreed with these collaborators to provide materials to use by the collaborators in their products’ development studies and clinical studies. We also have a clinical trial agreement with the National Cancer Institute (“NCI”) for the clinical development of JSP191 for the treatment of GATA2 deficiency, whereby NCI will perform the preclinical studies and submit an IND for this indication to the FDA, and we will provide materials to use in such studies.

We have also entered into clinical trial agreements with the National Heart, Lung, and Blood Institute (“NHLBI”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), pursuant to which NHLBI and NIAID will serve as the IND sponsors of a Phase 1/2 clinical trial to evaluate JSP191 as a targeted, non-toxic conditioning regimen prior to allogeneic transplant for SCD and for chronic granulomatous disease, respectively. Each party incurs its own costs under these agreements.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency transactions gains and losses, interest income, changes in the fair value of our derivative tranche liabilities, which were settled in February 2021, changes in the fair value of common stock warrant liability and earnout liability, which were recorded at the closing of the Business Combination. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Change	Change
	2021	2020	$	%
Operating expenses
Research and development	$25,421	$15,883	$9,538	60
General and administrative	11,412	4,800	6,612	138
Total operating expenses	36,833	20,683	16,150	78
Loss from operations	(36,833)	(20,683)	(16,150)	78
Change in fair value of earnout liability	9,277	—	9,277	100
Change in fair value of derivative liability	(3,501)	(10,875)	7,374	(68)
Change in fair value of common stock warrant liability	500	—	500	100
Other expense, net	(80)	(111)	31	(28)
Total other income (expense), net	6,196	(10,986)	17,182	(156)
Net loss and comprehensive loss	$(30,637)	$(31,669)	$1,032	(3)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,		Change	Change
External costs:	2021	2020	$	%
CRO, CMO and other third-party preclinical studies and clinical trials	$15,271	$8,791	$6,480	74
Consulting costs	3,205	2,776	429	15
Technology and intellectual property license and option	-	1,013	(1,013)	(100)
Other research and development costs, including laboratory materials and supplies	479	460	19	4

Internal costs:
Personnel-related costs	5,339	2,843	2,496	88
Facilities and overhead costs	1,127	-	1,127	100
Total research and development expense:	$25,421	$15,883	$9,538	60

Research and development expenses increased by $9.5 million, from $15.9 million for the year ended December 31, 2020 to $25.4 million for the year ended December 31, 2021

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $6.5 million, from $8.8 million for the year ended December 31, 2020 to $15.3 million for the year ended December 31, 2021. The increase is primarily related to an increase in our CRO expenses related to ongoing SCID and MDS/AML clinical trials and increased CMO product development and manufacturing expenses. Expenses related to professional consulting services increased by $0.4 million, from $2.8 million to $3.2 million for the years ended December 31, 2020 and 2021, respectively. The increase related to external consulting incurred to supplement our research and development personnel. Technology and intellectual property license and option expenses of $1.0 million for the year ended December 30, 2020 related to the option exercised under the ISRA with Stanford in June 2020. We did not incur any license expenses in the 2021 period. Other external research and development costs were $0.5 million for each of the years ended December 31, 2021 and 2020 and include purchases of laboratory materials and supplies, shipping, packaging and labeling and other miscellaneous costs.

Our external costs by program for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
JSP191 platform	$11,035	$8,910
MDS/AML clinical trial	3,829	1,723
SCID clinical trial	2,840	2,094
Other	1,251	313
Total external costs	$18,955	$13,040

Employee payroll and related expenses increased by $2.5 million, from $2.8 million for the year ended December 31, 2020 to $5.3 million for the year ended December 31, 2021, as a result of hiring 9 additional employees in our research and development organization. Stock-based compensation expenses increased by $0.3 million, from $0.3 million for the year ended December 31, 2020 to $0.6 million for the year ended December 31, 2021. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development.

General and Administrative Expense

General and administrative expenses increased by $6.6 million, from $4.8 million for the year ended December 31, 2020, to $11.4 million for the year ended December 31, 2021. Employee payroll and related expenses increased by $0.6 million, from $1.7 million for the year ended December 31, 2020 to $2.3 million for the year ended December 31, 2021, as a result of continued hiring of executives and administrative employees. Expenses related to professional consulting services increased by $4.0 million, from $2.4 million for the year ended December 31, 2020 to $6.4 million for the year ended December 31, 2021 due to significant consulting, legal, audit and accounting services incurred in connection with our increased operating activities and the closing of the Business Combination during the 2021 period as compared to the 2020 period. Rent expense increased by $0.5 million for the year ended December 31, 2021, as compared to rent expense for year ended December 31, 2020. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, increased by $1.5 million for the year ended December 31, 2021 as compared to expenses for the year ended December 31, 2020, as we continued expanding our operations to support our business strategy and product development.

Other Income (Expense), Net

Total other income (expense), net increased by $17.2 million, from $10.9 million net expense for the year ended December 31, 2020 to $6.2 million net income for the year ended December 31, 2021.

We recognized other expense related to the increase in the fair value of our derivative liability of $3.5 million for the year ended December 31, 2021 as compared to an increase of $10.9 million for the year ended December 31, 2020. This derivative liability was an obligation to issue additional Series A-1 redeemable convertible preferred shares in two tranches, which was recorded at fair value and re-measured at each reporting period until it was settled. We settled the first tranche liability in October 2020 and the second tranche liability in February 2021. After that, we ceased to have any such outstanding derivative liability. This derivative liability was measured using the option pricing method by estimating the fair value using the Black-Scholes model. The significant inputs used in the Black-Scholes model include the fair value of the redeemable convertible preferred stock, the risk-free interest rate, the expected volatility and the expected term when each tranche would be settled.

As of December 31, 2021, we have outstanding warrants to purchase an aggregate of 4,999,883 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. These warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $0.5 million of other income related to the decrease in the fair value of the common stock warrants for the year ended December 31, 2021.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $9.3 million of other income related to the decrease in the fair value of the earnout liability for the year ended December 31, 2021, primarily as a result of the decrease in our common stock price, which decreased the estimated liability related to the earnout provision.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, we funded our operations primarily from the issuance of redeemable convertible preferred stock shares and the issuance of convertible promissory notes. We received net cash proceeds of $95.3 million at the closing of the Business Combination, which includes the remaining cash in our trust account after redemptions and the payment of the closing costs and $100.0 million received from the PIPE Investors. As of December 31, 2021, we had $84.7 million of cash and cash equivalents.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $67.5 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these consolidated financial statements. We expect to finance our future cash needs through public or private equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contracts terminations and do not have any non-cancellable obligations under these agreements as of December 31, 2021.

We have contractual obligations and commitments as described in Note 9, Commitments and Contingencies, within our consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K.

Leases

In August 2020, we leased approximately 7,781 square feet of space for our headquarters in Redwood City, California. In January 2022, we amended our lease agreement and added 5,611 square feet, previously leased on a month-to-month basis, to our lease agreement. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of December 31, 2021, our rent commitments under the original lease agreement are $0.7 million within the next 12 months from December 31, 2021, and $2.7 million for the remainder of the lease term. We will pay additional monthly rent of $30,860 for the new space with a total commitment of $1.8 million.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using JSP191. As consideration for the services performed by Stanford under this sponsored research agreement, we will pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and at that point we accrued an additional $0.3 million. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement, pursuant to which we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2021, and no such royalties were due as of such date and no milestones were achieved.

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

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our product candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(33,678)	$(18,267)
Net cash used in investing activities	(2,428)	-
Net cash provided by financing activities	100,969	11,287
Net increase (decrease) in cash and cash equivalents and restricted cash	$64,863	$(6,980)

Cash Flows from Operating Activities

Net cash used in operating activities was $33.7 million and $18.3 million for the years ended December 2021 and 2020, respectively.

Cash used in operating activities in the year ended December 31, 2021 was primarily due to our net loss for the period of $30.6 million adjusted by non-cash net gain charges of $4.7 million and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges consisted of $6.3 million net gain related to the changes in fair value of a derivative liability, common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $1.0 million related to stock-based compensation expense, $0.4 million related to depreciation and amortization expense and $0.2 million related to non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.9 million in accounts payable due to the timing of payments to our vendors, an increase of $1.0 million in accrued expenses and other current liabilities and a decrease of $0.6 million in other receivables, partially offset by $2.2 million increase in prepaid expenses and other current assets, a $0.3 million increase in other non-current assets, a decrease in other non-current liabilities of $0.2 million and a decrease in operating lease liability of $0.1 million.

Cash used in operating activities in the year ended December 31, 2020 was primarily due to our net loss for the year of $31.7 million adjusted by non-cash charges of $12.1 million and a net change of $1.3 million in our net operating assets and liabilities. The non-cash charges consisted of $10.9 million related to changes in the fair value of the derivative tranche liabilities and $1.2 million related to stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to an increase of $1.2 million in accrued expenses and other current liabilities, an increase of $0.4 million in accounts payable, an increase of $0.3 million in other non-current assets, an increase of $0.2 million in other non-current liabilities, and an increase of $0.2 million in prepaid expenses, as we expanded our operations, started clinical trials and increased our research and development activities during 2020.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $2.4 million, which primarily consisted of purchases of the lab equipment and leasehold improvements.

We did not have cash used in investing activities for the year ended December 31, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $101.0 million, which consisted of $95.3 million net cash proceeds received at the closing of the Business Combination, which included the PIPE Financing, $10.8 million net proceeds received in February 2021 upon the issuance of Series A-1 redeemable convertible preferred stock shares and $0.2 million of cash received from the exercise of stock options. Cash received was reduced by $5.3 million related to expenses paid by us related to the Business Combination.

Cash provided by financing activities for the year ended December 31, 2020 was $11.3 million, which consisted primarily of net proceeds from the issuance of Series A-1 redeemable convertible preferred stock shares upon the settlement of the first tranche liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

We have entered into various agreements with outsourced vendors, including CROs and CMOs. Research and development expenses are recognized as services are performed and as costs occur. We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Contingent Earnout Liability

Upon the closing of the Business Combination, we recognized Sponsor Earnout Shares placed in escrow as a contingent earnout liability. These contingently issuable shares are classified as a liability on the balance sheets and are subject to re-measurement at each balance sheet date and at the settlement date. Any change in fair value is recognized in the statements of operations and comprehensive loss.

We utilize the Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including our current common stock price, expected volatility, risk-free rate and expected term. We determine expected stock volatility based on the historical volatility of the prices of shares of common stock of publicly traded peer companies. We estimate the risk-free interest rate by reference to the U.S. Treasury yield curve over the expected term. The expected term equals the remaining contractual term of the escrow, which ends on September 24, 2024. Common stock fair value equals the closing price of our common stock on the Nasdaq Capital Market at the valuation date. An increase or decrease in the common stock fair value and volatility assumptions will significantly increase or decrease the recorded liability, respectively.

At the closing of the Business Combination, the estimated fair value of the earnout liability was $15.0 million. As of December 31, 2021, we estimated the fair value of the contingent earnout liability to be $5.7 million. We recognized $9.3 million of other income related to the decrease in the fair value of the earnout liability for the year ended December 31, 2021, primarily as a result of the decrease in our common stock price, which decreased the estimated liability.

Derivative Tranche Liability

We determined that the obligation to issue additional shares of redeemable convertible preferred stock upon the occurrence of certain events, including a certain threshold number of patients being enrolled in clinical trials, or our Board’s consent, represents a freestanding financial instrument. The instrument is classified as a liability on the balance sheets and is subject to re-measurement at each balance sheet date and at the settlement date. Any change in fair value is recognized in the statements of operations and comprehensive loss.

We utilize the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value redeemable convertible preferred stock tranche liability. On a quarterly basis, we assess these assumptions and estimates as additional information impacting the assumptions is obtained. Estimates and assumptions impacting the fair value measurement include the fair value of the preferred stock, the expected term when the tranche liability will be settled, expected volatility, risk-free interest rate and expected dividend yield.

We determine the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our preferred stock as well as additional factors that we deem relevant. We were a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we determined expected stock volatility based on the historical volatility of the prices of shares of common stock of publicly-traded peer companies. We estimate the risk-free interest rate by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the outstanding tranche liability. We have assumed a 0% dividend considering that our Board has no history of declaring dividends and does not intend to declare any.

As of December 31, 2020, we had outstanding tranche liability of $8.2 million. The tranche liability was settled in February 2021.

Stock-Based Compensation

We measure stock-based awards made to employees and non-employees based on the estimated fair values of the awards as of the grant dates using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield.

Expected Volatility — Expected volatility is estimated by studying the volatility of the prices of shares of common stock of comparable public companies for similar terms.

Expected Term — Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury zero-coupon issued in effect at the time of grant for periods corresponding with the expected term of the option.

Expected Dividend — The Black-Scholes valuation model calls for a single expected dividend yield as an input. To date, we have not declared or paid any dividends.

We recognized stock-based compensation expense on a straight-line basis over the requisite service period, which is the period in which the related services are received. We account for forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period.

We recorded stock-based compensation expense of $1.0 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $1.5 million of total unrecognized compensation expense, which we expect to recognize over a remaining weighted-average period of 2.6 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Fair Value of Common Stock and Redeemable Convertible Preferred Stock

Prior to the closing of the Business Combination, we determined the fair value of our common stock and redeemable convertible preferred stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our management’s approach to estimate the fair value considered a number of objective and subjective factors, including: valuations of our common stock performed with the assistance of independent third-party valuation specialists; our stage of development and business strategy, including the status of research and development efforts and the material risks relating to the business and industry; our results of operations and financial position, including levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of our common stock; the prices of convertible preferred shares sold to investors in arm’s length transactions; the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock; and the likelihood of achieving a liquidity event for the holders of our common and redeemable convertible preferred stock, such as an initial public offering or a sale, given prevailing market conditions.

We do not have any outstanding redeemable convertible preferred stock after the closing of the Business Combination. We estimate the fair value of our common stock based on the closing quoted market price of our common stock as reported on the Nasdaq Capital Market.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2021, we recorded a full valuation allowance on the deferred tax assets.

As of December 31, 2021, we had net operating loss carryforwards of approximately $53.1 million and $45.4 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal net operating loss carryforwards do not expire, and the state net operating loss carryforwards begin expiring in 2038. As of December 31, 2021, we had research and development credit carryforwards of approximately $1.3 million and $1.0 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and the California credits carryforward indefinitely.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a U.S. Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have opted to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $84.7 million as of December 31, 2021, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no outstanding debt as of December 31, 2021. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

Foreign Currency Exchange Risk

All of our employees are currently located in the United States; however, we do utilize certain vendors outside of the United States for our manufacturing of drug substances and clinical supplies. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% chance in exchange rates during any of the periods presented would not have a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JASPER THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jasper Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jasper Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 18, 2022

We have served as the Company’s auditor since 2021.

JASPER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$84,701	$19,838
Other receivables	—	600
Prepaid expenses and other current assets	3,130	247
Total current assets	87,831	20,685
Property and equipment, net	3,686	693
Operating lease right-of-use assets	1,147	1,336
Restricted cash	345	345
Other non-current assets	645	298
Total assets	$93,654	$23,357
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,919	$1,417
Current portion of operating lease liabilities	505	—
Accrued expenses and other current liabilities	3,596	2,595
Total current liabilities	8,020	4,012
Derivative tranche liability	—	8,158
Non-current portion of operating lease liabilities	2,380	1,624
Common stock warrant liability	7,350	—
Earnout liability	5,743	—
Other non-current liabilities	643	853
Total liabilities	24,136	14,647

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock: $0.0001 par value — none and 19,522,771 shares authorized at December 31, 2021 and 2020, respectively; none and 15,480,195 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation value $41,165 at December 31, 2020	—	43,840
Stockholders’ equity (deficit)
Preferred stock: $0.0001 par value — 10,000,000 shares and none authorized at December 31, 2021 and 2020, respectively; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock: $0.0001 par value — 492,000,000 and 50,218,502 shares authorized at December 31, 2021 and 2020, respectively; 37,855,114 and 2,770,702 shares issued and outstanding at December 31, 2021 and 2020, respectively	4	1
Additional paid-in capital	136,964	1,682
Accumulated deficit	(67,450)	(36,813)
Total stockholders’ equity (deficit)	69,518	(35,130)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$93,654	$23,357

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development	$25,421	$15,883
General and administrative	11,412	4,800
Total operating expenses	36,833	20,683
Loss from operations	(36,833)	(20,683)
Change in fair value of earnout liability	9,277	—
Change in fair value of derivative liability	(3,501)	(10,875)
Change in fair value of common stock warrant liability	500	—
Other expense, net	(80)	(111)
Total other income (expense), net	6,196	(10,986)
Net loss and comprehensive loss	$(30,637)	$(31,669)
Net loss per share attributable to common stockholders, basic and diluted	$(2.69)	$(5.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,393,753	6,125,897

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders Equity
	Shares(1)	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2020	11,255,430	$25,836	2,695,264	$1	$409	$(5,144)	$(4,734)
Issuance of common stock upon exercise of stock options	—	—	75,438	—	53	—	53
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,224,765	11,234	—	—	—	—	—
Settlement of the redeemable convertible preferred stock tranche liability	—	6,770	—	—	—	—	—
Vesting of founders’ restricted stock	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	1,210	—	1,210
Net loss	—	—	—	—	—	(31,669)	(31,669)
Balance as of December 31, 2020	15,480,195	43,840	2,770,702	1	1,682	(36,813)	(35,130)
Issuance of common stock upon exercise of stock options	—	—	323,740	—	235	—	235
Issuance of common stock upon exercise of common stock warrants	—	—	110	—	1	—	1
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,042,565	10,750	—	—	—	—	—
Settlement of the redeemable convertible preferred stock tranche liability	—	11,659	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization (Note 3)	(19,522,760)	(66,249)	21,722,661	2	66,247	—	66,249
Issuance of common stock upon the Reverse Recapitalization and PIPE Financing, net of issuance costs	—	—	13,037,901	1	67,741	—	67,742
Vesting of founders’ restricted stock	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	1,048	—	1,048
Net loss	—	—	—	—	—	(30,637)	(30,637)
Balance as of December 31, 2021	—	$—	37,855,114	$4	$136,964	$(67,450)	$69,518

(1)	The shares of the Company’s common and redeemable convertible preferred stock, prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 0.282378, except for 100 shares of Series A-2 redeemable convertible preferred stock as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(30,637)	$(31,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	377	—
Non-cash lease expense	189	21
Stock-based compensation expense	1,048	1,210
Change in fair value of derivative liability	3,501	10,875
Change in fair value of common stock warrant liability	(500)	—
Change in fair value of earnout liability	(9,277)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,212)	(247)
Other receivables	600	—
Other non-current assets	(347)	(250)
Accounts payable	2,938	358
Accrued expenses and other current liabilities	959	1,225
Operating lease liability	(117)	10
Other non-current liabilities	(200)	200
Net cash used in operating activities	(33,678)	(18,267)
Cash flows used in investing activities
Purchases of property and equipment	(2,428)	—
Net cash used in investing activities	(2,428)	—
Cash flows from financing activities
Net proceeds from Reverse Recapitalization and PIPE Financing (Note 3)	95,271	—
Payment of Reverse Recapitalization related expenses	(5,288)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,750	11,234
Proceeds from exercise of common stock options	235	53
Proceeds from exercise of common stock warrants	1	—
Net cash provided by financing activities	100,969	11,287
Net increase (decrease) in cash, cash equivalents and restricted cash	64,863	(6,980)
Cash, cash equivalents and restricted cash at beginning of the year	20,183	27,163
Cash, cash equivalents and restricted cash at end of the year	$85,046	$20,183

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental and non-cash items reconciliations:
Accounts payable and accrued expenses for purchases of property and equipment	$—	$436
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,357
Non-cash leasehold improvements	$1,378	$256
Vesting of founders’ restricted stock	$10	$10
Conversion of redeemable convertible preferred stock into common stock in connection with Reverse Recapitalization	$(66,249)	$—
Deferred issuance costs reclassified to additional paid in capital	$5,288	$—
Net liabilities assumed upon the closing of Reverse Recapitalization	$(7,222)	$—
Recognition of earnout liability	$15,020	$—
Recognition (settlement) of derivative tranche liability	$(11,659)	$(6,770)
Letter of credit issued in connection with lease recognition	$—	$345

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, concurrently with the execution of the BCA, certain investors (the “PIPE Investors”) entered into Subscription Agreements with AMHC whereby such investors subscribed for the purchase of an aggregate of 10,000,000 shares of AMHC’s Class A Common Stock at a price of $10.00 per share for aggregate gross proceeds of $100.0 million (the “PIPE Financing”). The PIPE Financing was consummated concurrently with the closing of the Business Combination.

Please refer to Note 3, “Reverse Recapitalization”, for further details of the Business Combination.

Liquidity and Need for Additional Capital

The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2021 and 2020, the Company incurred net losses of $30.6 million and $31.7 million, respectively. During the years ended December 31, 2021 and 2020, the Company had negative operating cash flows of $33.7 million and $18.3 million, respectively. As of December 31, 2021, the Company had an accumulated deficit of $67.5 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

The Company’s cash and cash equivalents of $84.7 million as of December 31, 2021 are not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Additional funds are necessary to maintain current operations and to continue research and development activities. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

While the Company’s operations to date have not been significantly impacted by the COVID-19 pandemic, it cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its business, financial condition and operations, including planned clinical trials and clinical development timelines. The Company experienced slower than anticipated patient enrollment in its severe combined immunodeficiency clinical trial in 2020 due to reluctance of these immunocompromised patients to travel and undergo hospitalization during the pandemic. The Company may continue to experience interruptions to its clinical trials due to the COVID-19 pandemic, including the spread of variants. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission for financial reporting.

The accompanying financial statements are consolidated for the year ended December 31, 2021 and include the accounts of Jasper Therapeutics, Inc. (i.e., formerly known as AMHC) and its wholly-owned subsidiary, Jasper Tx Corp., following the Reverse Recapitalization as further discussed in Note 3, “Reverse Recapitalization”. All other accompanying financial statements as of December 31, 2020 and for the year ended December 31, 2020 include only the accounts of Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the valuation of common and redeemable convertible preferred stock before the Reverse Recapitalization, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of derivative liability, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$84,701	$19,838
Restricted cash	345	345
Total cash, cash equivalents and restricted cash	$85,046	$20,183

Cash and cash equivalents consist of checking account and investments in money market funds with an original maturity of three months or less at the time of purchase. The recorded carrying amount of cash and cash equivalents approximates their fair value. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 9).

Concentrations of Credit Risk and Other Risks and Uncertainties

The Company’s cash and cash equivalents are maintained with financial institutions in the United States of America. Management believes that these financial institutions are financially sound. The Company has not experienced any losses on its cash and cash equivalents.

The Company is subject to risks common to companies in the development stage, including, but not limited to, development and regulatory approval of new product candidates, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to fund its product plans. To achieve profitable operations, the Company must successfully develop and obtain requisite regulatory approvals for, manufacture, and market its product candidates. There can be no assurance that any such product candidate can be developed and approved or manufactured at an acceptable cost and with appropriate performance characteristics, or that such product will be successfully marketed. These factors could have a material adverse effect on the Company’s future financial results.

Products developed by the Company require approval from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s future products will receive the necessary clearances. If the Company were denied such clearances or such clearances were delayed, it could have a materially adverse impact on the Company.

Deferred Transaction Costs

The Company capitalized qualified legal, accounting, and other direct costs related to the Business Combination, which were deferred until completion of the Business Combination. Upon the completion of the Business Combination, all deferred costs were recorded as a reduction to additional paid-in capital.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease. Upon the sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, principally property and equipment, whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2021 and 2020.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a financing lease or operating lease at the commencement date of the lease. Leases with a term greater than one year are recognized on the balance sheet as operating right-of-use assets and non-current portion of operating lease liabilities. The Company elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of 12 months or less (short-term leases). Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes a collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the right-of-use asset is impaired.

The Company considers the lease term to be the noncancelable period that it has the right to use the underlying asset, together with any periods where it is reasonably certain it will exercise an option to extend (or not terminate) the lease. Periods covered by an option to extend (or not terminate) the lease in which the exercise of the option is controlled by the lessor are included in the lease term.

Rent expense for operating leases is recognized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations and comprehensive loss. The Company has elected to not separate lease and non-lease components for its real estate leases and has instead accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component. Variable lease payments are recognized as lease expense as incurred and are presented in operating expenses on the consolidated statements of operations and comprehensive loss.

The Company has no finance leases as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, derivative tranche liability, common stock warrant liability, contingent earnout liability and other non-current liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short-term maturities.

Redeemable Convertible Preferred Stock

The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs and bifurcated derivative tranche liability, which was bifurcated as it was concluded to be a freestanding financial instrument liability. The redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a deemed liquidation event), the redeemable convertible preferred stock became redeemable at the option of the holders of at least 55% of the then outstanding shares. The Company did not adjust the carrying values of the redeemable convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock was not probable of occurring.

Common Stock Warrant Liability

The Company has outstanding warrants to purchase 4,999,883 shares of its common stock (the “Common Stock Warrants”), all of which were issued in connection with AMHC’s initial public offering and entitle a holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Common Stock Warrants are accounted as derivative financial instruments. As long as the Company continues to have shares of non-voting common stock outstanding, the Common Stock Warrants do not meet the equity classification guidance and are accounted as liabilities at fair value. The Common Stock Warrants are subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration. Upon conversion of all outstanding shares of non-voting common stock into shares of voting common stock, the Common Stock Warrants will meet the equity classification guidance and will be reclassified to equity at the then-current fair value.

Contingent Earnout Liability

At the closing of the Business Combination, the Company recognized the earnout liability related to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Old Jasper (as amended, the “Sponsor Support Agreement”), pursuant to which 1,050,000 shares of common stock that were previously issued to the Sponsor were placed in escrow (the “Earnout Shares”). These shares will be released from escrow upon achieving agreed upon common stock price targets during the specified periods and in three tranches. In accordance with Accounting Standards Codification (“ASC”) Topic 815-40, the Earnout Shares are not indexed to the common stock and therefore are accounted as a liability at fair value at the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The Company will reassess the classification of the Earnout Shares as triggering events are met or expire.

Derivative Tranche Liability

The Company determined that its obligation to issue additional shares of redeemable convertible preferred stock upon the occurrence of certain events, including a number of patients enrolled in the clinical trials, or the consent of the Company’s Board of Directors (the “Board”), represented a freestanding financial instrument. The instrument was classified as a liability on the consolidated balance sheets and was subject to re-measurement at each balance sheet date and at the settlement date, any change in fair value was recognized in the consolidated statements of operations and comprehensive loss. The derivative tranche liability was settled in February 2021 and is no longer outstanding as of December 31, 2021.

Accrued Research and Development Expenses

The Company has entered into various agreements with outsourced vendors, CMOs and CROs. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Research and Development

The Company expenses research and development (“R&D”) expenses as incurred. R&D expenses consist primarily of personnel-related expenses, clinical studies, engineering and product development costs to support regulatory clearance of, and related regulatory compliance for, the Company’s products. Specifically, R&D expenses that support regulatory approval of, and related regulatory compliance for, the Company’s products include costs associated with the Company’s clinical studies, consisting of clinical trial design, clinical site establishment and management, clinical data management, travel expenses and the costs of products used for the Company’s clinical trials. Personnel-related expenses include salaries, benefits, bonuses and stock-based compensation of the Company’s R&D employees. Non personnel-related expenses include costs of outside consultants, testing, materials and supplies, and allocated overhead. The Company allocates overheads related to rent, facility costs, information technology and human resources costs. R&D expenses are charged to expense when incurred.

General and Administrative

General and administrative expenses include compensation, employee benefits and stock-based compensation for executive management, finance administration and human resources, allocated facility costs, professional service fees and other general overhead costs, including allocated depreciation to support the Company’s operations.

Stock-Based Compensation

The Company measures its stock-based awards made to employees and non-employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. The Company expenses the fair value of its equity-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received. The Company accounts for award forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance on its deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. To date, there have been no interest or penalties recorded in relation to unrecognized tax benefits.

Foreign Currency Transactions

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

Comprehensive loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) during the years ended December 31, 2021 and 2020, and therefore, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards, the Earnout Shares, the Common Stock Warrants and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on the Company’s common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the years ended December 31, 2021 and 2020, the diluted net loss per share of common stock was the same as basic net loss per share of common stock, as the impact of potentially dilutive securities was antidilutive to the net loss per share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

 In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, this ASU is effective for fiscal years beginning after December 15, 2020. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company uses the extended transition period for emerging growth companies and plans to adopt this ASU on January 1, 2022. The Company expects the adoption of this ASU will not have a material effect on the Company’s consolidated financial statements and related disclosures.

NOTE 3. REVERSE RECAPITALIZATION

On the Closing Date, the Company consummated the Business Combination in accordance with the BCA. Merger Sub merged with Old Jasper, with Old Jasper as the surviving company and as a wholly-owned subsidiary of AMHC. AMHC was renamed Jasper Therapeutics, Inc., and Old Jasper was renamed Jasper Tx Corp.

Prior to the closing of the Business Combination, holders of 9,262,099 shares of AMHC’s Class A common stock exercised their right to redeem such shares for cash at a price of approximately $10.01 per share for aggregate payments of $92.7 million, which was paid from AMHC’s trust account.

In accordance with the Subscription Agreements between AMHC and the PIPE Investors, AMHC issued to the PIPE Investors 10,000,000 shares of AMHC’s Class A common stock at a price of $10.00 per share, for gross proceeds of $100.0 million. The PIPE Financing was consummated concurrently with the closing of the Business Combination.

In accordance with the BCA, at the closing of the Business Combination, each share of Old Jasper common stock and Old Jasper redeemable convertible preferred stock outstanding immediately prior to the closing was automatically cancelled, extinguished and converted into the number of shares of the Company’s common stock or, in certain circumstances, the Company’s non-voting common stock, based on Old Jasper’s equity value of $275.0 million divided by $10.00. The exchange ratio agreed between the parties was one-for-0.282378 share of the Company’s common stock for all Old Jasper stockholders, except for Amgen Inc. (“Amgen”). Amgen’s 100 shares of Old Jasper’s Series A-2 redeemable convertible preferred stock were converted into 2,200,000 shares of the Company’s common stock, which represented 8% of the Old Jasper equity value, as per the terms of Amgen’s letter agreement with Old Jasper. Each vested and unvested option to purchase shares of Old Jasper’s common stock outstanding at the closing was converted into a comparable option to purchase shares of the Company’s common stock, with the same terms and after giving effect of the exchange ratio. Each unvested award of restricted shares of Old Jasper common stock outstanding immediately prior to the closing was converted into a comparable right to receive restricted shares of the Company’s common stock, after giving effect of the same exchange ratio.

In connection with the Business Combination, immediately prior to the closing, (i) the Sponsor forfeited 200,000 shares of AMHC’s Class B common stock, (ii) each share of AMHC’s Class B common stock outstanding was converted into one share of AMHC’s Class A common stock, and (iii) following such conversion, an aggregate of 13,037,901 shares of AMHC’s Class A common stock (inclusive of 10,000,000 shares of AMHC’s Class A common stock that were issued to the PIPE Investors) were converted into an equivalent number of shares of the Company’s voting common stock. In accordance with the Sponsor Support Agreement, 1,050,000 shares received by the Sponsor were placed in escrow and will be released upon meeting triggering events as defined in the agreement and as described in Note 8 below.

Immediately after giving effect to the Reverse Recapitalization, there were 36,520,288 shares of the Company’s voting common stock outstanding (which includes 611,818 shares of its common stock subject to restricted stock awards), 1,296,022 shares of the Company’s non-voting common stock outstanding and 2,721,557 shares of the Company’s common stock subject to outstanding options to purchase shares of the Company’s common stock.

The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP. This determination is primarily based on Old Jasper’s stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the Board, Old Jasper’s operations prior to the acquisition comprising the only ongoing operations of the Company, and Old Jasper’s senior management comprising a majority of the senior management of the Company. Under this method of accounting, AMHC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of the Company represent a continuation of the financial statements of Old Jasper with the Business Combination being treated as the equivalent of the Company issuing stock for the net assets of AMHC, accompanied by a reverse recapitalization. The net assets of AMHC are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Old Jasper.

In connection with the Business Combination, the Company received $95.3 million in net cash proceeds. This amount was comprised of $5.5 million of cash held in AMHC’s trust account from its initial public offering (after payment of redemptions and public offering expenses paid at the closing of the Business Combination) and $100.0 million of cash received by AMHC in connection with the PIPE Financing, net of AMHC’s transaction costs and placement agents’ fees of $9.0 million and operating expense payments of $1.2 million. The Company incurred $5.3 million of transaction costs, consisting of legal, professional, and banking fees, which were recorded as a reduction to additional paid-in capital.

At the Closing Date, the Company also recognized AMHC’s net assets of $0.6 million, the fair value of common stock warrant liability of $7.9 million, and the fair value of earnout liability of $15.0 million.

The number of shares of common stock issued and outstanding immediately following the consummation of the Business Combination was:

Number of Shares
Common stock of AMHC outstanding prior to the Business Combination	12,500,000
Less: shares forfeited by the Sponsor	(200,000)
Less: redemption of AMHC shares	(9,262,099)
Common stock of AMHC	3,037,901
Shares issued in the PIPE Financing	10,000,000
Business Combination and PIPE Financing shares	13,037,901
Old Jasper shares	24,778,409
Total shares of common stock immediately after the Business Combination	37,816,310

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of December 31, 2021 and 2020.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included the derivative tranche liability, which was extinguished in February 2021, and earnout liability, which was recognized in connection with the Business Combination.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$83,701	$—	$—	$83,701
Total fair value of assets	$83,701	$—	$—	$83,701

Financial liabilities
Common stock warrant liability	$7,350	$—	$—	$7,350
Earnout liability	—	—	5,743	5,743
Total fair value of financial liabilities	$7,350	$—	$5,743	$13,093

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$18,778	$—	$—	$18,778
Total fair value of assets	$18,778	$—	$—	$18,778

Financial liabilities
Derivative liability	$—	$—	$8,158	8,158
Total fair value of financial liabilities	$—	$—	$8,158	$8,158

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Derivative tranche liability	Earnout Liability
Fair Value as of January 1, 2020	$4,053	$—
Initial fair value of derivative instrument	—	—
Change in the fair value included in other expense	10,875	—
Settlement of obligation	(6,770)	—
Fair Value as of December 31, 2020	$8,158	$—

Fair Value as of January 1, 2021	$8,158	$—
Initial fair value of earnout liability	—	15,020
Change in the fair value included in other expense (income)	3,501	(9,277)
Settlement of obligation	(11,659)	—
Fair Value as of December 31, 2021	$—	$5,743

The derivative tranche liability was measured using the option pricing method by estimating the value using the Black-Scholes model. The significant inputs used in the Black-Scholes model include the fair value of the redeemable convertible preferred stock, the risk-free interest rate, the expected volatility and the expected term when each tranche will be settled. The fair value of the derivative tranche liability equaled its intrinsic value, a difference between the issued redeemable convertible preferred stock shares’ fair value and the price paid by investors, at the date of settlement in February 2021.

The estimated fair value of the earnout liability is determined using Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company’s common stock price, expected volatility, risk-free rate and expected term. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2021:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$5,743	Monte Carlo Simulation	Common stock price	$7.85
			Expected term (in years)	2.73
			Expected volatility	74.00%
			Risk-free interest rate	0.90%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2020:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Derivative tranche liability	$8,158	Black-Scholes	Expected term (in years)	0.16
			Expected volatility	47.02%
			Risk-free interest rate	0.08%
			Expected dividend yield	0.00%

NOTE 5. CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$2,074	$—
Payroll tax credit receivable	548	—
Research and development prepaid expenses	139	177
Other receivables	150	—
Other prepaid expenses	171	43
Rent deposit	27	27
Other current assets	21	—
Total	$3,130	$247

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$2,056	$256
Lab equipment	1,569	437
Office furniture & fixtures	208	—
Computer equipment	140	—
Capitalized software	90	—
	4,063	693
Less: accumulated depreciation and amortization	(377)	—
Property and equipment, net	$3,686	$693

Depreciation and amortization expense for the year ended December 31, 2021 was $0.4 million. No depreciation or amortization expense was recognized during the year ended December 31, 2020.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	December 31,
	2021	2020
Research and development accrued expenses	$1,660	$1,263
Accrued employee and related compensation expenses	1,151	783
License option liability, current	200	400
Other	585	149
Total	$3,596	$2,595

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	December 31,
	2021	2020
CIRM grant liability	$600	$600
Accrued tax liability	24	-
Restricted stock liability	19	53
License option liability, non-current	—	200
Total	$643	$853

NOTE 6. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patients’ enrollment to the Company’s clinical trials. Funds received under this grant may only be used for allowable project costs specifically identified in connection with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. As of December 31, 2020, the Company met a milestone and had recorded $0.6 million in other receivables for the milestone that was met and $0.6 million in other long-term liabilities related to this grant. The Company received an aggregate of $0.6 million from CIRM in January and March 2021. As of December 31, 2021, the Company recorded $0.6 million in other long-term liabilities related to this grant. As of December 31, 2021 $1.7 million is available for future distribution to the Company under the grant upon achievement of milestones.

NOTE 7. SIGNIFICANT AGREEMENTS

Amgen License Agreement

On November 21, 2019, the Company entered into a license agreement with Amgen (the “Amgen License Agreement”), pursuant to which the Company obtained an exclusive, sublicensable license for certain patents, data, and non-data know-how related to Amgen’s proprietary monoclonal antibody known as AMG 191, as renamed to JSP191 (“JSP191”). Concurrently with the execution of the license agreement, Amgen assigned to the Company its rights and obligations under the Investigator Sponsored Research Agreement (the “ISRA”) previously entered into in June 2013 between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) related to the study of JSP191.

Under the ISRA, the Company was provided an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of JSP191 in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). There are no other fees due under the ISRA. The Company exercised the Option in June 2020, and the definitive license with Stanford (the “Stanford  License Agreement”) was executed in March 2021. Upon exercise of the Option, the $1.0 million option exercise fee was recognized as research and development cost. In June 2020, the Company and Stanford agreed that the Investigational New Drug Application (“IND”) and control of the study related to the ISRA would be transferred to the Company. The Company paid $0.2 million related to the option exercise fee in each of June and November 2020. As of December 31, 2020, the Company had accrued $0.4 million and $0.2 million as current and noncurrent liabilities, respectively. In 2021, the Company paid $0.4 million of the option exercise fee and included the unsettled liability of $0.2 million in accrued expenses and other current liabilities as of December 31, 2021.

As consideration for the rights granted to the Company under the license agreement with Amgen, Old Jasper issued Amgen 100 shares of Old Jasper’s Series A-2 redeemable convertible preferred stock in November 2019, the fair value of which was estimated at $0.9 million, which was recognized as research and development expense in the same period.

The Amgen License Agreement terminates on a country-by-country basis on the 10th anniversary of the date on which the exploitation of the licensed products is no longer covered by a valid claim under a licensed patent in such country. On a country-by-country basis, upon the expiration of the term in each country with respect to the licensed products, the licenses to the Company by Amgen become fully paid and non-exclusive. The Company and Amgen have the right to terminate the agreement for a material breach as specified in the agreement.

After the closing of the Business Combination, Amgen owns more than 5% of the Company’s outstanding common stock and is considered to be a related party.

Stanford License Agreement

In March 2021, the Company entered into the Stanford License Agreement, following the exercise of the Option in June 2020. The Company received a worldwide, exclusive license with a right to sublicense for JSP191 in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to JSP191 (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the next six years and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. No payments have been made under the Stanford License Agreement during the year ended December 31, 2021.

The Stanford License Agreement expires on a country-by-country basis on the last-to-expire valid claim of a licensed patent in such country. The Company may terminate the agreement by giving Stanford written notice at least 12 months in advance of the effective date of termination. The Company may also terminate the agreement solely with respect to any particular patent application or patent by giving Stanford written notice at least 60 days in advance of the effective date of termination. Stanford may terminate the agreement after 90 days from a written notice by Stanford, specifying a problem, including a delinquency on any report required pursuant to agreement or any payment, missing a milestone or for a material breach, unless the Company remediates the problem in that 90-day period.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Tranche Liability

The Company determined that the obligation to issue additional shares of Series A-1 redeemable convertible preferred stock at the milestone closing at any time on or prior to April 2021 was a freestanding financial instrument that was required to be accounted as a liability initially recorded and subsequently remeasured at fair value until such instrument is exercised or expires. In November 2019, the milestone closing liability was initially recorded at an estimated fair value of $4.3 million.

On September 3, 2020, Old Jasper’s board of directors amended the Series A-1 purchase agreement to split the milestone closing to two tranches, revised acceptable timing of the existing milestone closing and added terms of the second milestone closing to occur on or prior to April 15, 2021.

The first milestone was re-measured at fair value of $6.8 million at the settlement date in November 2020 and was reclassified to redeemable convertible preferred stock upon the issuance of 4,042,568 shares of Series A-1 redeemable convertible preferred stock in November 2020. The second milestone closing was re-measured at fair value of $11.7 million at the settlement date in February 2021 and was reclassified to redeemable convertible preferred stock upon the issuance of 4,042,565 shares of Series A-1 redeemable convertible preferred stock. Assumptions used in the valuation at the second milestone closing are described below:

February 26, 2021
Series A-1 redeemable convertible preferred stock value	$1.57
Purchase price	$0.75
Expected term (in years)	—
Expected volatility	0.00%
Risk-free interest rate	0.00%

The Company recorded $3.5 million and $10.9 million loss from the remeasurement of the derivative tranche liability in its consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the derivative tranche liability was fully settled.

Common Stock Warrants

The Common Stock Warrants are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period. The fair value of $7.9 million of Common Stock Warrants was recognized as a liability on September 24, 2021, the Closing Date, based on the closing market price. 110 Common Stock Warrants have been exercised as of December 31, 2021.

The Company recognized a gain of $0.5 million for the year ended December 31, 2021, classified within change in fair value of common stock warrant liability in the consolidated statements of operations. The Common Stock Warrants’ fair value was $7.4 million as of December 31, 2021.

Contingent Earnout Liability

Upon the closing of the Business Combination and pursuant to the Sponsor Support Agreement, the Sponsor agreed to place the Earnout Shares into escrow, which will be released as follows: (a) 250,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until the September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty-day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) is greater than or equal to $11.50, (b) 500,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $15.00, and (c) 300,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $18.00 (the “triggering events”).

The Earnout Shares placed in escrow are legally issued and outstanding shares that participate in voting and dividends. The Earnout Shares (along with related escrowed dividends, if any) will be forfeited and not released from escrow at the end of the Earnout Period unless the triggering events described above are achieved during the Earnout Period. Upon the closing of the Business Combination, the contingent obligation to release the Earnout Shares was accounted for as a liability classified financial instrument upon their initial recognition because the triggering events that determine the number of shares required to be released from escrow include events that were not solely indexed to the common stock of the Company. The earnout liability is remeasured each reporting period with changes in fair value recognized in earnings.

At the closing of the Business Combination, the estimated fair value of the earnout liability was $15.0 million based on a Monte Carlo simulation model. Assumptions used in the valuation are described below:

September 24, 2021
Common stock value	$15.12
Expected term (in years)	3.00
Expected volatility	75.00%
Risk-free interest rate	0.55%

At December 31, 2021, the estimated fair value of the earnout liability was $5.7 million based on a Monte Carlo simulation model. Assumptions used in the valuation as of December 31, 2021 are described in Note 4. No triggering event occurred as of December 31, 2021. The Company recognized a gain of $9.3 million for the year ended December 31, 2021, classified within change in fair value of earnout liability in the consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company entered into an operating lease for laboratory and office space in Redwood City, California, that expires in August 2026. In January 2022, this lease was amended to add additional rented space (Note 17). In conjunction with signing the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.3 million. The funds related to this letter of credit are presented as restricted cash on the Company’s consolidated balance sheets. The lease agreement includes an escalation clause for increased base rent and a renewal provision allowing the Company to extend this lease for an additional 60 months at the prevailing rental rate, which the Company is not reasonably certain to exercise. In addition to base rent, the Company will pay its share of operating expenses and taxes.

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.2 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized $1.6 million and $0.3 million in leasehold improvements covered by these allowances as of December 31, 2021 and 2020, respectively. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s consolidated balance sheets and will be amortized on a straight-line basis over the remaining lease term.

In addition to the construction management and supervision fee noted above, the Company pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year ended December 31,
	2021	2020
Lease cost
Operating lease cost*	$479	$45
Short-term lease cost	326	301
Total lease cost	$805	$346

*	Includes $90,000 and $13,000 of variable lease cost related to the construction management and supervision fee during the years ended December 31, 2021 and 2020, respectively, and $50,000 variable costs related to operating expenses or taxes during the year ended December 31, 2021. No variable costs related to operating expenses or taxes have been incurred as of December 31, 2020.

Supplemental information related to the Company’s operating leases is as follows:

	Year ended December 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$301	$—
Weighted average remaining lease term (years)	4.6	5.4
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2021 (in thousands):

Year ending December 31,	Amount
2022	$713
2023	735
2024	757
2025	779
2026	461
Total undiscounted lease payments	3,445
Less imputed interest	(560)
Total discounted lease payments	2,885
Less current portion of lease liability	(505)
Noncurrent portion of lease liability	$2,380

Stanford Sponsored Research Agreement

Effective September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using JSP191. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license exclusively Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of JSP191. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of December 31, 2021, the Company has not yet exercised the Fanconi Anemia Option.

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

License agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 7), pursuant to which the Company is required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2021, and no such royalties were due as of such date.

Legal proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021 and 2020, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 10: REDEEMABLE CONVERTIBLE PREFERRED STOCK

On September 24, 2021, upon the closing of the Business Combination, all shares of the outstanding redeemable convertible preferred stock were cancelled and exchanged for 21,722,661 shares of the Company’s common stock, including 2,200,000 shares issued to Amgen and 1,296,022 shares of non-voting common stock issued to an investor.

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

The significant rights and obligations of the redeemable convertible preferred stock were as follows:

Dividends

The holders of Series A-1 redeemable convertible preferred stock were entitled to receive, on a pari passu basis, when, as and if declared by the Board, out of any assets at the time that are legally available, cash dividends at the rate of 8% per annum of the applicable original issue price of $2.6592, as adjusted for stock splits, dividends, reclassifications or the like.

The holders of Series A-2 redeemable convertible preferred stock were entitled to receive dividends, on a pari passu basis, when, as and if declared by the Board, out of any assets at the time legally available therefor, in an amount of 8% of any distribution to Old Jasper stockholders. The dividend rate would have been reduced to 4% if the Company terminated the Amgen License Agreement, or Amgen was pursuing a clinical development of an anti c-kit antibody in any clinical indication for which the Company had filed or held an IND for an anti c-kit antibody.

The preferred dividends were not cumulative. No dividends had been declared or paid as of December 31, 2021 and 2020.

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

Upon Old Jasper’s initial public offering, each share of Series A-2 redeemable convertible preferred would have been automatically converted into a number of shares of Class A common stock equal to 8% of the fully diluted equity immediately prior to such initial public offering. The percentage of Class A common stock subject to Series A-2 redeemable convertible preferred stock conversion would have been reduced to 4% if the Company terminated the Amgen License Agreement, or Amgen was pursuing a clinical development of an anti c-kit antibody in any clinical indication for which the Company had filed or held an IND for an anti c-kit antibody.

Liquidation Preference

In the event of liquidation, dissolution or winding up of Old Jasper, including deemed liquidation, the holders of the Series A-1 redeemable convertible preferred stock were entitled to receive, in preference to any distribution to the holders of the Series A-2 redeemable convertible preferred stock or common stock, an amount per share equal to 0.75 times of the applicable original issue price of $2.6592, as adjusted for stock splits, dividends, reclassifications or the like.

After the payment to the holders of Series A-1 redeemable convertible preferred stock of the full preferential amounts above, the holders of Series A-2 redeemable convertible preferred stock would have been entitled to receive, out of the remaining assets of Old Jasper available for distribution to its stockholders, in preference to any distribution to the holders of common stock, an amount equal to 8% of the assets available for distribution. The liquidation preference available to the holders of Series A-2 redeemable convertible preferred stock would have been reduced to 4% if the Company terminated the Amgen License Agreement, or Amgen was pursuing a clinical development of an anti c-kit antibody in any clinical indication for which the Company had filed or held an IND for an anti c-kit antibody.

After the payment to the holders of Series A-2 redeemable convertible preferred stock of the full preferential amounts above, the holders of Series A-1 redeemable convertible preferred stock would have been entitled to receive, out of the remaining assets of Old Jasper available for distribution to its stockholders, in preference to any distribution to the holders of common stock, an amount per share equal to 0.25 times of the applicable original issue price of $2.6592, as adjusted for stock splits, dividends, reclassifications or the like.

 If the assets of Old Jasper legally available for distribution to the holders of a given Series of redeemable convertible preferred stock were insufficient to permit the payment to such holders of the full amounts of a given Series, then the assets of Old Jasper would have been distributed on a pro rata basis among the holders of such Series of redeemable convertible preferred stock in proportion to the full amounts they would otherwise be entitled to receive pursuant to their liquidation preference.

Following the above payments, the remaining assets of Old Jasper, if any, would have been distributed ratably among the holders of common stock and Series A-1 redeemable convertible preferred stock, pro rata based on the number of shares held by each such holder as if they had been converted to common stock. Provided, however, that if the aggregate amount which the holders of Series A-1 redeemable convertible preferred stock were entitled to receive under the above provisions exceeded 1.5 times the applicable original issue price of $2.6592, as adjusted for stock splits, dividends, reclassifications or the like, upon such liquidation, dissolution or winding up the holders of Series A-1 redeemable convertible preferred stock would have been entitled to receive the greater of (i) 1.5 times the applicable original issue price and (ii) the amount would have received if all shares of Series A-1 redeemable convertible preferred stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up of the corporation.

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

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 36,559,092 shares of voting common stock, 1,296,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2021.

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

As of December 31, 2021 and 2020, the Company had common stock reserved for future issuance as follows:

	December 31,
	2021	2020
Redeemable convertible preferred stock	—	15,480,195
Outstanding and issued common stock options	2,660,383	2,983,574
Common stock warrants	4,999,883	—
Shares available for grant under 2019 Equity Incentive Plan	—	430,893
Shares available for grant under 2021 Equity Incentive Plan	4,422,480	—
Shares available for grant under 2021 Employee Stock Purchase Plan	550,000	—
Total shares of common stock reserved	12,632,746	18,894,662

Founders’ Common Stock

In March 2018, Old Jasper issued 2,259,024 shares of common stock with the fair value of $0.04 per share to its founders for services and intellectual property. As consideration for the shares, Old Jasper received $6,000 in cash and intellectual property with estimated fair value of $0.1 million, which was recognized as research and development expenses, as the technology did not have an alternative use. Issued shares vested 25% at the issuance date and over 36 months thereafter. Old Jasper had a right to repurchase unvested shares at the price paid by founders. At the closing of the Business Combination, shares of common stock subject to repurchase were converted into shares of common stock subject to restricted stock awards.

The Company accounts for issued shares as stock-based compensation to founders as consultants and recognizes stock-based compensation expense over the vesting period. As of December 31, 2021, the Company recorded less than $0.1 million as restricted stock liability, related to 541,225 unvested shares of common stock. Stock-based compensation expense was $4,000 for each of the years ended December 31, 2021 and 2020. Unrecognized stock-based compensation expense of $8,000 as of December 31, 2021 is expected to be recognized over 1.9 years.

NOTE 12. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective upon the prior approval of Old Jasper’s board of directors and stockholders. As of December 31, 2021, 4,422,480 and 550,000 shares were reserved and available for grants under the 2021 Plan and 2021 ESPP, respectively. In addition, the 2021 Plan and 2021 ESPP provide for annual automatic increases in the number of shares reserved under each plan, beginning on January 1, 2022. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Board no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the 2021 ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board.

Under the 2021 Plan, the Company can grant ISOs, NSOs, RSAs, stock appreciation rights, restricted stock units, performance awards and other awards to employees, directors and consultants. Under the 2021 ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower. No awards have been granted under the 2021 Plan and no shares have been issued under the ESPP as of December 31, 2021.

No further awards will be granted under the 2019 Equity Incentive Plan (“2019 Plan”), and options to purchase 2,660,383 shares of common stock that remain outstanding and unexercised will continue to be governed by the 2019 Plan. In addition, shares of the Company’s common stock subject to outstanding awards granted under the 2019 Plan that (a) are not issued because the award or any portion of the award expires or otherwise terminates without all of the shares covered by the award having been issued, (b) are withheld or reacquired to satisfy the exercise, strike or purchase price or (c) are withheld or reacquired to satisfy a tax withholding obligation will also be added to the number of shares of the Company’s common stock available for issuance pursuant to the 2021 Plan.

Under the 2019 Plan and the 2021 Plan, options are granted at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of an option will not be less than 110% of fair value. Options become exercisable and expire as specified in the award agreement, provided that the term of options may not exceed 10 years from the date of grant (5 years for the individuals holding more than 10% of the voting rights of all classes of stock). Stock option agreements may provide for accelerated exercisability in the event of an optionee’s death, disability, retirement or other events. Vesting conditions determined by the administrator of the applicable plan may apply to stock options and may include continued service, performance and/or other conditions. Generally, stock options vest over a four-year period. The Company did not grant any RSAs, stock appreciation rights or restricted stock unit awards during the years ended December 31, 2021 and 2020.

Stock Option Activity

The following table summarizes the activity under the 2021 Plan and the 2019 Plan for the year ended December 31, 2021:

		Option Outstanding		Weighted -
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2021	430,893	2,983,574	$0.71	9.52	$5,599,957
Shares available for grant cancelled	(407,864)
Shares authorized	4,400,000
Options granted	(145,753)	145,753	$2.59
Options exercised	—	(323,740)	$0.72
Options cancelled/forfeited	145,204	(145,204)	$0.72
Balance, December 31, 2021	4,422,480	2,660,383	$0.81	8.54	$18,731,908
Vested and expected to vest, December 31, 2021		2,660,383	$0.81	8.54	$18,731,908
Exercisable		1,568,645	$0.71	8.74	$13,642,291

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the years ended December 31, 2021 and 2020 was $2.1 million and $0.1 million, respectively.

The total fair value of options that vested during the years ended December 31, 2021 and 2020 was $1.4 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $2.66 and $0.32 per share, respectively.

Future stock-based compensation for unvested options as of December 31, 2021 was $1.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options granted to employee and non-employees, and restricted common stock shares issued to founders (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$612	$488
General and administrative	436	722
Total	$1,048	$1,210

Valuation of Stock Options

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	5.29 – 6.08	5.00 – 6.06
Expected volatility	75.27% – 75.79%	74.27% – 75.61%
Risk-free interest rate	0.65% – 0.80%	0.27% – 0.45%
Expected dividend yield	—	—

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair Value of Common Stock

Prior to the Business Combination, the grant date fair value of Old Jasper’s common stock was determined by its board of directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of Old Jasper’s common stock was determined using valuation methodologies that utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of Old Jasper’s common stock, the methodologies used to estimate the enterprise value of Old Jasper were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

NOTE 13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(30,637)	$(31,669)
Denominator:
Weighted average common shares outstanding	12,363,677	2,697,181
Less: Weighted-average unvested restricted shares	(685,129)	(967,363)
Less: Weighted-average shares subject to earnout	(284,795)	—
Weighted average shares used to compute basic and diluted net loss per share	11,393,753	1,729,818

Net loss per share attributable to common stockholders – basic and diluted	$(2.69)	$(18.31)

As a result of the Business Combination, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the exchange ratio of 0.2823780 used to determine the number of shares of the Company’s common stock into which they were exchanged. The common stock issued as a result of the redeemable convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis. Earnout Shares were not included in the net loss per share as the triggering events are contingent upon the Company’s common stock price exceeding specific thresholds, which were not met as of December 31, 2021.

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	December 31,
	2021	2020
Common stock warrants	4,999,883	—
Outstanding and issued common stock options	2,660,383	2,983,574
Unvested restricted common stock	541,225	823,603
Convertible preferred stock	—	15,480,195
Total	8,201,491	19,287,372

NOTE 14. INCOME TAXES

During the years ended December 31, 2021 and 2020, the Company did not incur any tax expense or benefit as the Company operated with taxable losses and provided a full valuation allowance.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020
Federal tax benefit at statutory rate	$(6,433)	$(6,651)
State taxes	(1,729)	(1,757)
Change in fair value of derivative	735	2,284
Change in fair value of warrant liability	(105)	—
Change in fair value of earnout liability	(1,948)	—
Non-deductible expenses	633	231
Research and development credits	(1,095)	(298)
Change in valuation allowance	10,095	6,191
Other	(153)	—
Provision for income taxes	$—	$—

Significant components of the Company’s net deferred tax assets (liabilities) as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued expenses and other	$510	$592
Intangibles	407	369
Net operating losses	14,683	6,046
Research and development credits	1,410	315
Stock based compensation	222	179
Lease Liability	760	485
Unrealized gain/loss	13	—
Total deferred tax assets	18,005	7,986
Valuation allowance	(17,682)	(7,587)
Total net deferred tax assets	323	399

Deferred tax liabilities:
Right-of-use asset	(302)	(399)
Fixed assets	(21)	—
Total deferred tax liabilities	(323)	(399)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $10.1 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the Company’s federal and state net operating loss carryforwards as of December 31, 2021 (amounts in thousands):

	Amount	Expiration Years
Net operating losses, Federal	$53,071	Do not expire
Net operating losses, states primarily California	$45,442	2038-2041

As of December 31, 2021, the Company had research and development credit carryforwards of approximately $1.3 million and $1.0 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and California credits carryforward indefinitely.

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code, as amended (“IRC”), and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. As of December 31, 2021, the Company has completed an IRC Section 382 analysis from inception through the year ended December 31, 2021. Old Jasper experienced an ownership change on November 21, 2019 related to Series A redeemable convertible preferred stock financing. Any net operating loss generated in excess of the $2.9 million will be permanently limited for California tax purposes. The Company reduced its California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. Net federal operating losses are not limited as they can be carried forward indefinitely. We experienced an additional ownership change on September 24, 2021. However, we do not expect there are additional tax attributes that will expire unused before the expiration periods.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the periods ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$252	17
Additions based on tax positions related to current year	576	235
Balance at end of year	$828	$252

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during tax years 2021 and 2020. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

The Company is subject to examination by the United States federal and state tax authorities for the tax years 2018 and later State income tax returns are generally subject to examination for a period of four years after filing of the respective return. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law, and U.S. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the Tax Cuts and Jobs Act of 2017. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017 through December 31, 2020, changes the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property.

The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that its adoption did not have a material impact to the income tax provision for the years ended December 31, 2021 and 2020.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021”, which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant. These benefits do not have a material impact on the Company’s current tax provision.

NOTE 15. 401(K) SAVINGS PLAN

The Company has a retirement and savings plan under Section 401(k) of the IRC (the “401(k) Plan”), covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) Plan at its discretion. No contributions were made to the 401(k) Plan by the Company for the years ended December 31, 2021 and 2020.

NOTE 16. RELATED PARTIES

Old Jasper entered into consulting agreements with two founders, who also received founders’ common stock shares for services and assigned patents. The founders transferred to Old Jasper $74,000 in intellectual property rights and $6,000 in cash as a consideration for common stock. The Company recorded $0.5 million and $0.3 million for the founders’ advisory and consulting services performed for the years ended December 31, 2021 and 2020, respectively. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 7) was created in the Stanford laboratory of one of the founders.

In December 2020, the Company entered into a material transfer agreement with Zai Lab Limited where both companies will collaborate on a research project and share total expenses of up to $0.3 million equally. The Company recorded $36,000 as a reduction to research and development expenses for expenses reimbursed by Zai Lab Limited for the year ended December 31, 2021. No expenses were incurred or reimbursed under this agreement for the year ended December 31, 2020. The Company’s chairman is a board member of Zai Lab Limited.

NOTE 17. SUBSEQUENT EVENT

Amendment to operating lease

In January 2022, the Company amended its operating lease in Redwood City, California to add an additional 5,611 rentable square feet. The total additional lease payments for the extra space from the commencement date are estimated at $1.8 million. The Company’s operating lease will expire in August 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our Financial Statements are listed in the “Index to the Financial Statements” of Jasper Therapeutics, Inc. in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-39138	9/29/2021	3.2
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3*	Description of Securities of Jasper Therapeutics, Inc.
10.1	Form of Subscription Agreement, dated May 5, 2021.	8-K	001-39138	5/6/2021	10.1
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan.	8-K	001-39138	9/29/2021	10.3
10.4#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	001-39138	9/29/2021	10.4
10.5#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of RSU Grant Notice and Award Agreement (RSU Award).	8-K	001-39138	9/29/2021	10.5
10.6#	Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39138	9/29/2021	10.6
10.7#	Employment Agreement, dated as of September 24, 2021, by and between Jasper Therapeutics, Inc. and William Lis.	8-K	001-39138	9/29/2021	10.7
10.8#	Employment Agreement, dated as of September 24, 2021, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	9/29/2021	10.8
10.9#	Employment Agreement, dated as of September 24, 2021, by and between Jasper Therapeutics, Inc. and Kevin Heller.	8-K	001-39138	9/29/2021	10.9
10.10#	Jasper Therapeutics, Inc. Employee Severance Plan for Vice Presidents and Executive Committee Members.	S-4/A	333-256875	7/19/2021	10.11
10.11#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.12#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.13	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	10.2
10.14	Amendment to Sponsor Support Agreement, dated as of September 24, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	9/29/2021	10.14
10.15#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.16^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13

10.17	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.18^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.19^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.20^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.21^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.22^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.23^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.24^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.25^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.26^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.27#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.	8-K	001-39138	10/29/2021	10.1
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
#	Indicates a management contract or compensatory plan or arrangement.
^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022	JASPER THERAPEUTICS, INC.

	By:	/s/ Ronald Martell
Ronald Martell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Martell	President, Chief Executive Officer and Director	March 18, 2022
Ronald Martell	(Principal Executive Officer)

/s/ Jeet Mahal	Chief Financial Officer and Chief Business Officer	March 18, 2022
Jeet Mahal	(Principal Accounting and Financial Officer)

/s/ William Lis	Chairman of the Board	March 18, 2022
William Lis

/s/ Anna French, D.Phil.	Director	March 18, 2022
Anna French, D.Phil.

/s/ Lawrence Klein, Ph.D.	Director	March 18, 2022
Lawrence Klein, Ph.D.

/s/ Christian W. Nolet	Director	March 18, 2022
Christian W. Nolet

/s/ Judith Shizuru, M.D., Ph.D.	Director	March 18, 2022
Judith Shizuru, M.D., Ph.D.

/s/ Kurt von Emster	Director	March 18, 2022
Kurt von Emster