Form 10-Q
period 2022-03-31
Jasper Therapeutics, Inc.
filed 2022-05-12
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of May 9, 2022
Voting Common Stock, $0.0001 par value	36,580,263
Non-Voting Common Stock, $0.0001 par value	1,296,022

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2022

TABLE OF CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97

Item 3.	Defaults Upon Senior Securities	97

Item 4	Mine Safety Disclosures	97

Item 5.	Other Information	97

Item 6	Exhibits	97

SIGNATURES		99

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on the Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements; and

●	the effect of the continuing COVID-19 pandemic on the foregoing.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,400	$84,701
Prepaid expenses and other current assets	3,399	3,130
Total current assets	73,799	87,831
Property and equipment, net	3,499	3,686
Operating lease right-of-use assets	2,222	1,147
Restricted cash	417	345
Other non-current assets	611	645
Total assets	$80,548	$93,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,466	$3,919
Current portion of operating lease liabilities	521	505
Accrued expenses and other current liabilities	3,982	3,596
Total current liabilities	5,969	8,020
Non-current portion of operating lease liabilities	3,383	2,380
Common stock warrant liability	1,300	7,350
Earnout liability	1,150	5,743
Other non-current liabilities	641	643
Total liabilities	12,443	24,136

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; none issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock: $0.0001 par value — 492,000,000 shares authorized at March 31, 2022 and December 31, 2021; 37,874,207 and 37,855,114 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	137,758	136,964
Accumulated deficit	(69,657)	(67,450)
Total stockholders’ equity	68,105	69,518
Total liabilities and stockholders’ equity	$80,548	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$8,188	$4,420
General and administrative	4,590	1,834
Total operating expenses	12,778	6,254
Loss from operations	(12,778)	(6,254)
Change in fair value of earnout liability	4,593	-
Change in fair value of common stock warrant liability	6,050	-
Change in fair value of derivative liability	-	(3,501)
Other income (expense), net	(72)	1
Total other income (expense), net	10,571	(3,500)
Net loss and comprehensive loss	$(2,207)	$(9,754)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(4.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,309,683	1,980,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	-	$-	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	-	-	19,073	-	13	-	13
Issuance of common stock upon exercise of common stock warrants	-	-	20	-	-	-	-
Vesting of founders’ restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	778	-	778
Net loss	-	-	-	-	-	(2,207)	(2,207)
Balance as of March 31, 2022	-	$-	37,874,207	$4	$137,758	$(69,657)	$68,105

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	15,480,195	$43,840	2,770,702	$1	$1,682	$(36,813)	$(35,130)
Issuance of common stock upon exercise of stock options	-	-	2,872	-	2	-	2
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,042,565	10,750	-	-	-	-	-
Settlement of the redeemable convertible preferred stock tranche liability	-	11,659	-	-	-	-	-
Vesting of founders restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	327	-	327
Net loss	-	-	-	-	-	(9,754)	(9,754)
Balance as of March 31, 2021	19,522,760	$66,249	2,773,574	$1	$2,014	$(46,567)	$(44,552)

(1)	The shares of the Company’s common and redeemable convertible preferred stock, prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 0.282378, except for 100 shares of Series A-2 redeemable convertible preferred stock as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,207)	$(9,754)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	216	22
Non-cash lease expense	56	96
Stock-based compensation expense	778	327
Change in fair value of derivative liability	-	3,501
Change in fair value of common stock warrant liability	(6,050)	-
Change in fair value of earnout liability	(4,593)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(269)	(785)
Other receivables	-	600
Other non-current assets	34	-
Accounts payable	(2,453)	83
Accrued expenses and other current liabilities	386	(286)
Operating lease liability	(112)	-
Other non-current liabilities	1	1
Net cash used in operating activities	(14,213)	(6,195)
Cash flows used in investing activities
Purchases of property and equipment	(29)	(960)
Net cash used in investing activities	(29)	(960)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	10,750
Proceeds from exercise of common stock options	13	2
Net cash provided by financing activities	13	10,752
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,229)	3,597
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of the period	85,046	20,183
Cash, cash equivalents and restricted cash at end of the period	$70,817	$23,780

Supplemental and non-cash items reconciliations:
Right-of-use asset obtained in exchange for lease liabilities	$1,131	$—
Non-cash leasehold improvements	$—	$1,196
Vesting of founders’ restricted stock	$3	$3
Deferred offering costs	$—	$286
(Settlement) of derivative tranche liability	$—	$(11,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. (“Jasper” or the “Company”), formerly known as Amplitude Healthcare Acquisition Corporation (“AMHC”), is a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy. The Company is focused on the development and commercialization of safer and more effective conditioning agents and mRNA-based stem cell engineering to allow for expanded use of stem cell transplantation and ex vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation. The Company is also developing novel therapeutics directed at diseased hematopoietic stem cells. Its drug development pipeline includes multiple product candidates designed to improve hematopoietic stem cell therapy. The lead product candidate, JSP191, is in clinical development as a novel conditioning antibody that clears hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. The Company plans to initiate a registrational clinical study in acute myeloid leukemia patients undergoing stem cell transplantation by the end of the first quarter of 2023. The Company is also initiating a pilot study of JSP191 as a therapeutic in lower-risk myelodysplastic syndrome, which it expects to commence in the second half of this year. The Company is headquartered in Redwood City, California.

On September 24, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination” or “Reverse Recapitalization” for accounting purposes) pursuant to the terms of the Business Combination Agreement, dated as of May 5, 2021 (the “BCA”), by and among AMHC, Ample Merger Sub, Inc., a then-wholly-owned subsidiary of AMHC (“Merger Sub”), and the pre-Business Combination Jasper Therapeutics, Inc. (now named Jasper Tx Corp.) (“Old Jasper”). Pursuant to the terms of the BCA, on the Closing Date, (i) Merger Sub merged with and into Old Jasper, with Old Jasper as the surviving company in the Business Combination, and, after giving effect to such Business Combination, Old Jasper became a wholly owned subsidiary of AMHC and changed its name to “Jasper Tx Corp.”, and (ii) AMHC changed its name to “Jasper Therapeutics, Inc.”.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2022 and 2021, the Company incurred net losses of $2.2 million and $9.8 million, respectively. During the three months ended March 31, 2022 and 2021, the Company had negative operating cash flows of $14.2 million and $6.2 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $69.7 million and $67.5 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

The Company’s cash and cash equivalents of $70.4 million as of March 31, 2022 are not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds are necessary to maintain current operations and to continue research and development activities. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

The accompanying condensed financial statements are consolidated for the three months ended March 31, 2022 and include the accounts of Jasper Therapeutics, Inc. (i.e., formerly known as AMHC) and its wholly-owned subsidiary, Jasper Tx Corp., following the Reverse Recapitalization as further discussed in Note 3, “Reverse Recapitalization”. All intercompany transactions and balances have been eliminated upon consolidation.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 18, 2022. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the valuation of common and redeemable convertible preferred stock before the Reverse Recapitalization, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of derivative liability, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$70,400	$84,701
Restricted cash	417	345
Total cash, cash equivalents and restricted cash	$70,817	$85,046

Cash and cash equivalents consist of a checking account and investments in money market funds with an original maturity of three months or less at the time of purchase. The recorded carrying amount of cash and cash equivalents approximates their fair value. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 9).

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

The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the three months ended March 31, 2022 and 2021, the diluted net loss per common share was the same as basic net loss per common share, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, this ASU is effective for fiscal years beginning after December 15, 2020. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company used the extended transition period for emerging growth companies and adopted this ASU on January 1, 2022. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about certain types of government assistance received. ASU No. 2021-10 is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022. The adoption of this ASU resulted in additional disclosures related to the CIRM grant (Note 6). The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3. REVERSE RECAPITALIZATION

On the Closing Date, the Company consummated the Business Combination in accordance with the BCA. Merger Sub merged with Old Jasper, with Old Jasper as the surviving company and as a wholly owned subsidiary of AMHC. AMHC was renamed Jasper Therapeutics, Inc., and Old Jasper was renamed Jasper Tx Corp.

In accordance with the BCA, at the closing of the Business Combination, each share of Old Jasper common stock and Old Jasper redeemable convertible preferred stock outstanding immediately prior to the closing was automatically cancelled, extinguished and converted into the number of shares of the Company’s common stock or, in certain circumstances, the Company’s non-voting common stock, based on Old Jasper’s equity value of $275.0 million divided by $10.00. The exchange ratio agreed between the parties was one-for-0.282378 share of the Company’s common stock for all Old Jasper stockholders, except for Amgen Inc. (“Amgen”). Amgen’s 100 shares of Series A-2 redeemable convertible preferred stock were converted into 2,200,000 shares of the Company’s common stock, which represented 8% of the Old Jasper equity value, as per the terms of the Amgen’s agreement with Old Jasper. Each vested and unvested option to purchase shares of Old Jasper’s common stock outstanding at the closing of the Business Combination was converted into a comparable option to purchase shares of the Company’s common stock, with the same terms after giving effect of the exchange ratio. Each unvested award of restricted shares of Old Jasper common stock outstanding immediately prior to the closing was converted into a comparable right to receive restricted shares of the Company’s common stock, after giving effect of the same exchange ratio.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of March 31, 2022 and December 31, 2021.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2022 and 2021.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$69,400	$-	$-	$69,400
Total fair value of assets	$69,400	$-	$-	$69,400

Financial liabilities
Common stock warrant liability	$1,300	$-	$-	$1,300
Earnout liability	-	-	1,150	1,150
Total fair value of financial liabilities	$1,300	$-	$1,150	$2,450

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$83,701	$-	$-	$83,701
Total fair value of assets	$83,701	$-	$-	$83,701

Financial liabilities
Common stock warrant liability	$7,350	$-	$-	$7,350
Earnout liability	-	-	5,743	5,743
Total fair value of financial liabilities	$7,350	$-	$5,743	$13,093

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Derivative Tranche Liability	Earnout Liability

Fair Value as of January 1, 2021	$8,158	$—
Change in the fair value included in other expense	3,501	—
Settlement of obligation	(11,659)	—
Fair Value as of March 31, 2021	$—	$—

Fair Value as of January 1, 2022	$—	$5,743
Change in the fair value included in other income	—	(4,593)
Fair Value as of March 31, 2022	$—	$1,150

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

 The estimated fair value of the earnout liability is determined using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company’s common stock price, expected volatility, risk-free rate and expected term. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at March 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$1,150	Monte Carlo Simulation	Common stock price	$3.55
			Expected term (in years)	2.49
			Expected volatility	70.00%
			Risk-free interest rate	2.34%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2021:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$5,743	Monte Carlo Simulation	Common stock price	$7.85
			Expected term (in years)	2.73
			Expected volatility	74.00%
			Risk-free interest rate	0.90%

NOTE 5. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$1,422	$2,074
Other prepaid expenses	791	171
Research and development prepaid expenses	569	139
Payroll tax credit receivable	548	548
Rent deposit	27	27
Other current assets	27	21
Other receivables	15	150
Total	$3,399	$3,130

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	March 31,	December 31,
	2022	2021
Leasehold improvements	$2,056	$2,056
Lab equipment	1,598	1,569
Office furniture & fixtures	208	208
Computer equipment	140	140
Capitalized software	90	90
	4,092	4,063
Less: accumulated depreciation and amortization	(593)	(377)
Property and equipment, net	$3,499	$3,686

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.2 million and less than 0.1 million, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	March 31,	December 31,
	2022	2021
Research and development accrued expenses	$2,780	$1,660
Accrued employee and related compensation expenses	349	1,151
License option liability, current	200	200
Accrued tax liability	105	-
Other	548	585
Total	$3,982	$3,596

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	March 31, 2022	December 31, 2021
CIRM grant liability	$600	$600
Accrued tax liability	24	24
Restricted stock liability	17	19
Total	$641	$643

NOTE 6. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. As of December 31, 2020, the Company met a milestone and had recorded $0.6 million in other receivables for the milestone that was met and $0.6 million in other long-term liabilities related to this grant. The Company received an aggregate of $0.6 million from CIRM in January and March 2021. As of March 31, 2022, the Company recorded $0.6 million in other long-term liabilities related to this grant. As of March 31, 2022, $1.7 million is available for future distribution to the Company under the grant upon achievement of milestones.

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

Stanford License Agreement

In March 2021, the Company entered into a definitive license agreement (the “Stanford License Agreement”) with Stanford University (“Stanford”). The Company received a worldwide, exclusive license with a right to sublicense for JSP191 in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to JSP191 (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in March 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2022.

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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The Common Stock Warrants are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period. The fair value of $7.9 million of Common Stock Warrants was recognized as a liability on September 24, 2021, the Closing Date, based on the closing market price. 130 Common Stock Warrants have been exercised as of March 31, 2022.

The Company recognized a gain of $6.1 million for the three months ended March 31, 2022, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $1.3 million and $7.4 million as of March 31, 2022 and December 31, 2021, respectively.

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

The estimated fair value of the earnout liability was $1.2 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 4. No triggering event occurred as of March 31, 2022. The Company recognized a gain of $4.6 million for the three months ended March 31, 2022, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company entered into a 68-month operating lease for laboratory and office space in Redwood City, California, with a lease commencement date in September 2020. In January 2022, the Company amended its operating lease in Redwood City, California to add an additional 5,611 rentable square feet with a lease commencement date on March 1, 2022. The total additional lease payments for the extra space from the commencement date are estimated at $1.8 million. In March 2022, the Company entered into an agreement for 5,144 square feet of temporary office space in Redwood City, California, for use while the extra space leased in January 2022 is under construction. The Company will pay $26,000 monthly for the temporary office space rent.

The Company’s operating lease will expire in August 2026. In conjunction with signing the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.4 million. The funds related to this letter of credit are presented as restricted cash on the Company’s condensed consolidated balance sheets. The lease agreement includes an escalation clause for increased base rent and a renewal provision allowing the Company to extend this lease for an additional 60 months at the prevailing rental rate, which the Company is not reasonably certain to exercise. In addition to base rent, the Company will pay its share of operating expenses and taxes.

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized $1.6 million in leasehold improvements covered by these allowances as of December 31, 2021. As of March 31, 2022, no additional leasehold improvements covered by these allowances have been recognized. In accordance with the lease agreement, the lessor will manage and supervise the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

In addition to the construction management and supervision fee noted above, the Company pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$119	$96
Short-term lease cost	45	70
Total lease cost	$164	$166

Supplemental information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$176	$-
Weighted average remaining lease term (years)	4.4	5.2
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2022 (in thousands):

Year ending December 31,	Amount
2022 (remainder)	$758
2023	1,121
2024	1,154
2025	1,189
2026	743
Total undiscounted lease payments	4,965
Less imputed interest	(781)
Less: tenant improvement incentive	(280)
Total discounted lease payments	3,904
Less current portion of lease liability	(521)
Noncurrent portion of lease liability	$3,383

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using JSP191. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license exclusively Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of JSP191. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of March 31, 2022, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. As of December 31, 2020, the Company had accrued $0.3 million related to the achievement of the first milestone under this agreement, which was paid in February 2021. In February 2022, the second milestone was achieved. The Company paid $0.3 million in March 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 7), pursuant to which the Company is required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products. All products are in development as of March 31, 2022, and no such royalties were due as of such date. The Company paid a $25,000 license maintenance fee in March 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and the year ended December 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022 and December 31, 2021, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

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

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 36,578,185 shares of voting common stock, 1,296,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company had shares of its common stock reserved for future issuance as follows:

	March 31,	December 31,
	2022	2021
Outstanding and issued common stock options	5,888,872	2,660,383
Common stock warrants	4,999,863	4,999,883
Shares available for grant under 2021 Equity Incentive Plan	4,393,450	4,422,480
Shares available for grant under 2022 Inducement Equity Incentive Plan	1,295,672	-
Shares available for grant under 2021 Employee Stock Purchase Plan	928,551	550,000
Total shares of common stock reserved	17,506,408	12,632,746

NOTE 11. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“2021 ESPP”) became effective upon the prior approval of Old Jasper’s board of directors and stockholders. The 2021 Plan and 2021 ESPP provide for annual automatic increases in the number of shares reserved under each plan, beginning on January 1, 2022. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the 2021 ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of March 31, 2022, 5,914,204 shares were reserved for issuance under the 2021 Plan, of which 4,298,478 shares were available for future grant and 1,662,311 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of March 31, 2022, no shares have been issued under the 2021 ESPP and 928,551 shares were reserved and available for future issuance.

On March 14, 2022, the compensation committee of the board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of March 31, 2022, 3,000,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 1,295,672 shares were available for future grant and 1,704,328 shares were subject to an outstanding stock option.

Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards to employees, directors and consultants. Under the 2022 Inducement Plan, the Company can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. Under the 2021 ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

Stock options under the 2021 Plan and the 2022 Inducement Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an ISO (which cannot be granted pursuant to the 2022 Inducement Plan) granted to a 10% stockholder may not be less than 110% of the fair market value of the shares. Stock options granted to employees and non-employees generally vest ratably over four years.

Stock Options

The following table summarizes the activity under the 2021 Plan, the 2022 Inducement Plan and the 2019 Plan for the three months ended March 31, 2022:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2022	4,422,480	2,660,383	$0.81	8.54	18,731,908
Shares authorized	4,514,204
Options granted	(3,271,667)	3,271,667	$3.54
Options exercised	-	(19,073)	$0.71
Options cancelled/forfeited	24,105	(24,105)	$1.59
Balance, March 31, 2022	5,689,122	5,888,872	$2.32	7.31	7,223,553
Vested and expected to vest, March 31, 2022		5,888,872	$2.32	7.31	7,223,553
Exercisable – March 31, 2022		1,829,401	$0.94	3.99	4,768,458

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three months ended March 31, 2022 was $0.1 million.

The total fair value of options that vested during the three months ended March 31, 2022 was $0.4 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $1.95 per share.

Future stock-based compensation for unvested options as of March 31, 2022 was $7.2 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at January 1, 2022	-	$-
Granted	94,972	3.54
Unvested restricted stock units at March 31, 2022	94,972	$3.54

Unamortized stock-based compensation for restricted stock units as of March 31, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, and restricted common stock shares issued to founders (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$556	$128
Research and development	222	199
Total	$778	$327

Valuation of Stock Options

The grant date fair value of employee stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	1.00 – 6.08	5.29 – 6.08
Expected volatility	43.25% – 60.35%	75.27% – 75.79%
Risk-free interest rate	1.40% – 2.35%	0.65% – 0.80%
Expected dividend yield	—	—

NOTE 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(2,207)	$(9,754)
Denominator:
Weighted average common shares outstanding	37,868,748	2,772,353
Less: Weighted-average unvested restricted shares	(509,065)	(791,443)
Less: Shares subject to earnout	(1,050,000)	-
Weighted average shares used to compute basic and diluted net loss per share	36,309,683	1,980,910

Net loss per share attributable to common stockholders – basic and diluted	$(0.06)	$(4.92)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	March 31,
	2022	2021
Outstanding and issued common stock options	5,888,872	3,126,478
Common stock warrants	4,999,863	-
Unvested restricted common stock	470,630	753,008
Unvested RSUs	94,972	-
Convertible preferred stock	-	21,722,660
Total	11,454,337	25,602,146

NOTE 13. RELATED PARTIES

The Company entered into consulting agreements with two founders, who also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million and less than $0.1 million for the founders’ advisory and consulting services performed for the three months ended March 31, 2022 and 2021, respectively. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 7) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders.

In December 2020, the Company entered into a material transfer agreement with Zai Lab Limited where both companies will collaborate on a research project and share total expenses of up to $0.3 million equally. The Company recorded zero and $36,000 as a reduction to research and development expenses for expenses reimbursed by Zai Lab Limited for the three months ended March 31, 2022 and 2021, respectively. The Company’s chairman is a board member of Zai Lab Limited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 18, 2022. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this Quarterly Report entitled “Cautionary Note Regarding Forward-Looking Statements.” The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy. We are focused on the development and commercialization of safer and more effective conditioning agents and mRNA-based stem cell engineering to allow for expanded use of stem cell transplantation and ex vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation. We are also developing novel therapeutics directed at diseased hematopoietic stem cells.

Our drug development pipeline includes multiple product candidates designed to improve hematopoietic stem cell therapy. Our lead product candidate, JSP191, is in clinical development as a novel conditioning antibody that clears hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. We plan to initiate a registrational clinical study in acute myeloid leukemia (“AML”) patients undergoing stem cell transplantation by the end of the first quarter of 2023. Based on the single agent depletion observed in our Phase 1 study of myelodysplastic syndrome (“MDS”) patients undergoing stem cell transplant, we are also initiating a pilot study of JSP191 as a therapeutic in lower-risk MDS, which we expect to commence in the second half of this year. Beyond JSP191, we are developing stem cell grafts transiently reprogrammed using mRNA that have a competitive advantage over endogenous hematopoietic stem cells (“HSCs”), enabling higher levels of engraftment designed to remove the need for highly toxic conditioning of the patient and lower the risk of other serious complications that limit current stem cell transplants. We plan to continue to expand our pipeline to include other novel stem cell therapies based on immune modulation, graft engineering and cell or gene therapies. Our goal is to expand the use of curative stem cell transplant and gene therapies for all patients, including children and the elderly.

Stem cell transplantation is among the most widely practiced forms of cellular therapy and has the potential to cure a wide variety of diseases, including cancers, genetic disorders, and autoimmune diseases. Yet currently, patients must receive highly toxic and potentially life-threatening conditioning agents to prepare their bone marrow for transplantation with either donor stem cells or their own gene-edited stem cells. Younger, fitter patients capable of surviving these toxic side effects are typically given myeloablative, or high-intensity, conditioning whereas older or less fit patients are typically given reduced intensity, but still toxic, conditioning which leads to less effective transplants. These toxicities include a range of acute and chronic effects to the gastrointestinal tract, kidneys, liver, lung, endocrine, and neurologic tissues. Depending upon the conditioning regimen, fitness of the patient, and compatibility between the donor and recipient, the risk of transplant-related mortality ranges from 10% to more than 50% in older patients. Less toxic ways to condition patients have been developed to enable transplant for older patients or those with major comorbidities, but these regimens risk less potent disease elimination and higher rates of disease relapse. Even though stem cell therapy can be one of the most powerful forms of disease cure, these limitations of non-targeted conditioning regimens have seen little innovation over the past decade.

Our lead product candidate, JSP191, is a monoclonal antibody designed to block the specific signal on stem cells required for survival. It is currently in development as a highly targeted conditioning agent prior to stem cell therapy as well as a therapeutics in lower-risk MDS patients, which we expect to commence in the second half of 2022. We are also sponsoring two clinical studies of JSP191 as a conditioning agent prior to stem cell transplant. The first clinical study is an open label Phase 1/2 trial in two cohorts of severe combined immunodeficiency (“SCID”) patients: patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes and newly diagnosed SCID patients. The primary endpoint in this study is to evaluate the safety and tolerability of JSP191. The secondary goal of this study is to evaluate the efficacy of JSP191 as a conditioning agent in conjunction with a stem cell transplant. Based on preliminary results from our ongoing Phase 1/2 clinical trial, we believe JSP191 has demonstrated the ability as a single agent to enable engraftment of donor HSCs as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Engraftment was observed in seven out of ten T-B-NK+ SCID patients with prior allogeneic transplant, as evidenced by CD15+ donor chimerism of more than 5% averaged from 12-24 weeks post-transplant. Increased naïve donor T cell production was observed in the majority of T-B-NK+ subjects, as well as clinical improvement. No JSP191 treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial by mid-2023.

The FDA has granted rare pediatric disease designation to JSP191 as a conditioning treatment for patients with SCID. In addition, the FDA granted orphan drug designation to JSP191 for conditioning treatment prior to hematopoietic stem cell transplantation.

We also are evaluating JSP191 in an open label Phase 1 clinical trial in patients with MDS or AML undergoing donor stem cell transplant, but ineligible for myeloablative conditioning. The primary endpoints are to evaluate the safety, tolerability, and pharmacokinetic parameters of JSP191. Data from the initial dose finding Phase1a portion of this trial as well as the Phase 1b dose expansion cohort have been reported. Initial results from the first twenty-four patients show that 0.6 mg/kg JSP191-based conditioning was well-tolerated with all twenty-four patients achieving successful primary engraftment. These initial results also show that twelve of twenty Phase 1a and 1b patients with MRD at screening achieved clearance of multimodality MRD using three methods of detection: conventional cytogenetics, flow cytometry, and next generation sequencing. No JSP191 related serious adverse events have been reported. As of reporting of these initial results, four patients have come off study due to relapse or progression. We presented these data at the 2022 Transplant and Cellular Therapy (TCT) meeting on April 26, 2022.

We have entered into a clinical collaboration with Stanford University (“Stanford”) to study JSP191-based conditioning in patients with Fanconi anemia undergoing stem cell transplant. This study is currently open for patient recruitment and has enrolled the first patient. We are also collaborating with the National Institutes of Health to conduct clinical trials of JSP191-based conditioning in patients with sickle cell disease (“SCD”), with chronic granulomatous disease (“CGD”) and with GATA-2 mutated MDS. We believe that JSP191 may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted JSP191-based conditioning may improve the efficacy and safety of gene therapies. We are working with Graphite Bio, Inc. (“Graphite Bio”) for gene therapy in patients with X-linked severe combined immunodeficiency (“X-SCID”) first as a non-clinical collaboration with an option to expand to clinical trials, as well as with Aruvant Sciences GmbH (“Aruvant Sciences”) for gene therapy in patients with SCD and with AVROBIO, Inc. (“Avrobio”) for gene therapy in patients with Gaucher disease.

We plan to evaluate JSP191 as a therapeutic for patients with disorders of the hematopoietic stem cell. MDS is a heterogeneous disorder of the bone marrow which typically occurs in an older population and can progress to AML. Lower-risk MDS patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new red blood cells to correct their deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which is associated with poor survival. ESA-refractory low-risk MDS patients have few treatment options and are a significant unmet medical need.

JSP191 and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies of non-human primates and healthy volunteers, administration of a single dose of JSP191 resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Additional recent clinical data in MDS patients undergoing stem cell transplant showed depletion of hematopoietic stem cells after administration of JSP191 alone. By depleting diseased and healthy hematopoietic stem cells, we believe that JSP191 may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis. We intend to study JSP191 monotherapy in lower-risk MDS patients with documented cytopenia who are refractory to ESA therapy.

Our mRNA stem cell grafts platform is designed to overcome key limitations of stem cell transplant and stem cell gene therapy. By using mRNA delivery and/or gene editing, we believe we can transiently reprogram donor or gene corrected stem cells to have a transient proliferative and survival advantage over a patient’s existing cells. We believe initial preclinical experiments by Jasper demonstrate multiple different mRNAs can be used to improve engraftment of modified stem cells. One approach engineers mRNA stem cell grafts that express variants of CXCR4 designed to improve stem cell homing and engraftment in the bone marrow. Another approach leverages expression of a modified stem cell factor receptor that can lead to cell line proliferation independent of stem cell factor (“SCF”) concentration, enabling our mRNA stem cell grafts to outcompete unmodified HSCs through better survival and engraftment. Also, since JSP191 only blocks signaling through the stem cell factor receptor, these grafts are not affected by JSP191 when used in combination. Other initial experiments have shown that mRNA can be used to express these receptor variants on the cell surface. We have identified other potential receptor modifications that prevent the binding of JSP191 but retain the ability to bind SCF, therefore allowing the mRNA stem cell grafts to proliferate normally even in the presence of JSP191.

We intend to become a fully integrated discovery, development, and commercial company in the field of hematopoietic stem cell therapy. We are developing our product candidates to be used individually or, in some cases, in combination with one another. As a result, we believe our pipeline could be tailored to the patient-specific disease so that a patient may receive more than one of our therapies as part of his or her individual allogeneic or gene-edited stem cell therapy. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to advance our pipeline and innovate through our research platform.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the JSP191 monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford for the right to use JSP191 in the clearance of stem cells prior to the transplantation of HSCs. We also entirely own the intellectual property for our mRNA stem cell grafts platform, which has been internally developed.

AMHC was incorporated in the State of Delaware in August 2019. Old Jasper was incorporated in the State of Delaware in March 2018 and did not have any significant operations or research and development activities until November 2019, when it entered into a license agreement with Amgen for a license to certain patents and know-how related to Amgen’s proprietary monoclonal antibody known as AMG-191, which we later renamed as JSP191.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three months ended March 31, 2022 and 2021, we incurred net losses of $2.2 million and $9.8 million, respectively. We generated negative operating cash flows of $14.2 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $69.7 million.

We had cash and cash equivalents of $70.4 million as of March 31, 2022. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, these funds would not be sufficient to fund our operations in the foreseeable future and we will need to raise additional financing. As a result, we concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

Our management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially harm our business, financial condition and results of operations.

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

The Amgen License Agreement terminates on a country -by-country basis on the 10-year anniversary of the date on which the exploitation of the licensed products is no longer covered by a valid claim under a licensed patent in such country. On a country-by-country basis, upon the expiration of the term in each country with respect to the licensed products, the licenses granted to us by Amgen become fully paid and non-exclusive. We and Amgen have the right to terminate the agreement for a material breach as specified in the agreement.

Stanford License Agreement

In March 2021, we entered into a license agreement with Stanford (the “Stanford License Agreement”). We received a worldwide, exclusive license with a right to sublicense for JSP191 in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to us certain know-how and patents related to JSP191. Under the terms of the Stanford License Agreement, we agreed to use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, we agreed to use commercially reasonable efforts to meet the milestones as specified in the agreement over the next six years and must notify Stanford in writing as each milestone is met.

We will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the Stanford License Agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products, if approved. We paid a $25,000 license maintenance fee in March 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2022.

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

Other collaboration and clinical trial agreements

Collaboration with Stanford University

Effective September 2020, we entered into a sponsored research agreement with Stanford, pursuant to which Stanford will execute a Phase 1/2 clinical trial utilizing JSP191 to treat Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital. As consideration for the services performed by Stanford under this agreement, we will pay Stanford a total of $0.9 million over approximately three years upon the achievement of the first development and clinical milestone, including FDA filings and patients’ enrollment. As of December 31, 2020, we accrued $0.3 million related to the achievement of the first milestone under this agreement, which was paid in February 2021. In February 2022, the second milestone was achieved. The Company paid $0.3 million in March 2022, and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

We have other collaboration and clinical trial agreements, including with Zai Lab Limited, Graphite Bio, Aruvant Sciences and Avrobio, to study JSP191 as targeted, non-toxic conditioning for investigational gene therapies. These collaborations are non-exclusive, and we have agreed with these collaborators to provide materials to use by the collaborators in their products’ development studies and clinical studies. In August 2021, we entered into a clinical trial agreement with the National Cancer Institute (“NCI”) for the clinical development of JSP191 for the treatment of GATA2 deficiency, whereby NCI will perform the preclinical studies and submit an Investigational New Drug application (“IND”) for this indication to the FDA, and we will provide materials to use in such studies.

We have also entered into clinical trial agreements with the National Heart, Lung, and Blood Institute (“NHLBI”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), pursuant to which NHLBI and NIAID will serve as the IND sponsors of a Phase 1/2 clinical trial to evaluate JSP191 as a targeted, non-toxic conditioning regimen prior to allogeneic transplant for SCD and for CGD, respectively. Each party incurs its own costs under these agreements.

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

Other Income (Expense), Net

Other income (expense), net includes changes in the fair value of common stock warrant liability and earnout liability, which were recorded at the closing of the Business Combination, changes in the fair value of our derivative tranche liabilities, which were settled in February 2021, foreign currency transactions gains and losses, and interest income. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$8,188	$4,420	$3,768	85%
General and administrative	4,590	1,834	2,756	150%
Total operating expenses	12,778	6,254	6,524	104%
Loss from operations	(12,778)	(6,254)	(6,524)	104%
Change in fair value of earnout liability	4,593	-	4,593	100%
Change in fair value of common stock warrant liability	6,050	-	6,050	100%
Change in fair value of derivative liability	-	(3,501)	3,501	-100%
Other income (expense), net	(72)	1	(73)	*
Total other income (expense), net	10,571	(3,500)	14,071	-402%
Net loss and comprehensive loss	$(2,207)	$(9,754)	$7,547	-77%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,	Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$3,418	$1,714	$1,704	99%
Consulting costs	927	967	(40)	-4%
Other research and development costs, including laboratory materials and supplies	714	490	224	46%

Internal costs:
Personnel-related costs	1,986	1,226	760	62%
Facilities and overhead costs	1,143	23	1,120	*
Total research and development expense:	$8,188	$4,420	$3,768	85%

*	not meaningful

Research and development expenses increased by $3.8 million, from $4.4 million for the three months ended March 31, 2021 to $8.2 million for the three months ended March 31, 2022.

External clinical research organizations (“CRO”), contract manufacturing organization (“CMO”) and other third-party preclinical studies and clinical trials expenses increased by $1.7 million, from $1.7 million for the three months ended March 31, 2021 to $3.4 million for the three months ended March 31, 2022. The increase is primarily related to an increase in our CRO expenses related to our ongoing SCID and MDS/AML clinical trials and increased CMO product development and manufacturing expenses. Other external research and development costs increased by $0.2 million, from $0.5 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
JSP191 platform	$2,592	$2,007
MDS/AML clinical trial	948	612
SCID clinical trial	832	361
Other	687	191
Total external costs	$5,059	$3,171

Employee payroll and related expenses increased by $0.8 million, from $1.2 million for the three months ended March 31, 2021 to $2.0 million for the three months ended March 31, 2022, as we continue hiring employees in our research and development organization. Stock-based compensation expenses were $0.2 million for each of the three months ended March 31, 2022 and 2021. Facilities and allocated overhead expenses increased by $1.1 million, as we commenced using our laboratory space from July 2021 and increased our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million, from $1.8 million for the three months ended March 31, 2021 to $4.6 million for the three months ended March 31, 2022. Employee payroll and related expenses increased by $0.9 million, from $0.5 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $0.6 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Expenses related to professional services increased by $2.2 million, from $1.0 million for the three months ended March 31, 2021 to $3.2 million for the three months ended March 31, 2022, due to increased spending on consulting, insurance costs, recruiting, legal, audit, accounting and other services to support our growing operations as a public company and as we continue to expand our operations to support our business strategy and product development.

Other Income (Expense), Net

Total other income (expense), net increased by $14.1 million to $10.6 million net income from $3.5 million net expense for the three months ended March 31, 2022 and 2021, respectively.

We recognized a loss of $3.5 million during the three months ended March 31, 2021 related to the change in fair value of our derivative tranche liability and did not have such expense in the 2022 period, as the derivative was settled in February 2021 and was no longer outstanding.

As of March 31, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $6.1 million of other income related to the change in fair value of common stock warrants for the three months ended March 31, 2022, due to the decrease in the closing price of the warrants during the period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $4.6 million of other income related to the change in the fair value of the earnout liability for the three months ended March 31, 2022, mainly due to the decrease in our common stock price during the period.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, we funded our operations primarily from the issuance of redeemable convertible preferred stock shares and the issuance of convertible promissory notes. We received net cash proceeds of $95.3 million at the closing of the Business Combination, which includes the remaining cash in our trust account after redemptions and the payment of the closing costs and $100.0 million received from the PIPE Investors. As of March 31, 2022, we had $70.4 million of cash and cash equivalents.

Future Funding Requirements – Going Concern

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2022, we had an accumulated deficit of $69.7 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements. We expect to finance our future cash needs through public or private equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide that may result from the ongoing COVID-19 pandemic or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contracts terminations and do not have any non-cancellable obligations under these agreements as of March 31, 2022.

We have contractual obligations and commitments as described in Note 9, Commitments and Contingencies, within our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Leases

In August 2020, we leased approximately 7,781 square feet of space for our headquarters in Redwood City, California. In January 2022, we amended our lease agreement and added 5,611 square feet, previously leased on a month-to-month basis, to our lease agreement. The lease will expire in August 2026, but we have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of March 31, 2022, our rent commitments under the amended lease agreement are $1.0 million within the next 12 months from March 31, 2022 and $3.9 million for the remainder of the lease term.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,213)	$(6,195)
Net cash used in investing activities	(29)	(960)
Net cash provided by financing activities	13	10,752
Net increase (decrease) in cash and cash equivalents and restricted cash	$(14,229)	$3,597

Cash Flows Used in Operating Activities

Net cash used in operating activities was $14.2 million and $6.2 million for the three months ended March 2022 and 2021, respectively.

Cash used in operating activities in the three months ended March 31, 2022 was primarily due to our net loss for the period of $2.2 million adjusted by non-cash net gain of $9.6 million and a net change of $2.4 million in our net operating assets and liabilities. The non-cash amounts consisted of $10.6 million net gain related to the changes in fair value of common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $0.8 million related to stock-based compensation expense, and $0.2 million related to depreciation and amortization expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $2.5 million in accounts payable due to the timing of payments to our vendors, an increase of $0.3 million in prepaid expenses and other current assets and, a decrease of $0.1 million in operating lease liability, partially offset by an increase of $0.4 million in accrued expenses and other current liabilities.

 Cash used in operating activities during the three months ended March 31, 2021 was primarily due to our net loss for the quarter of $9.8 million and a net change of $0.4 million in our net operating assets and liabilities adjusted by non-cash loss of $3.9 million. The non-cash charges consisted of $3.5 million related to changes in the fair value of the derivative tranche liabilities, $0.3 million related to stock-based compensation expense and $0.1 million of non-cash operating lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $0.8 million in prepaid expenses and other current assets, a decrease of $0.6 million in other receivables, a decrease of $0.3 million in accrued expenses and other current liabilities and a $0.1 million decrease in accounts payable. The decrease in accounts payable and accrued liabilities resulted from the timing of payments to our service providers.

Cash Flows Used in Investing Activities

Cash used in investing activities was less than $0.1 million and $1.0 million for the three months ended March 2022 and 2021, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was less than $0.1 million, which consisted of cash received from exercised of stock options.

Cash provided by financing activities for the three months ended March 31, 2021 was $10.8 million, which consisted primarily of net proceeds from the issuance of Series A-1 redeemable convertible preferred stock shares upon the settlement of the second tranche liability.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022. Since the date of such financial statements, there have been no material changes to our significant accounting policies other than those described in Note 2 of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $70.4 million as of March 31, 2022, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of March 31, 2022. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

Foreign Currency Exchange Risk

All of our employees are currently located in the United States; however, we do utilize certain vendors outside of the United States for our manufacturing of drug substances and clinical supplies. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our condensed consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% chance in exchange rates during any of the periods presented would not have a material effect on our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and in the future our clinical trial costs. We believe that inflation has not had a material effect on our interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our common stock. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 18, 2022.

●	Risks Related to Our Financial Position and Need for Additional Capital, including, among others, that:

●	We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

●	As a result of our history of losses and negative cash flows from operations, our condensed consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

●	Risks Related to Discovery, Development, Manufacturing and Commercialization, including, among others, that:

●	We are substantially dependent on the success of our most advanced product candidate, JSP191. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including JSP191, in a timely manner or at all, our business will be harmed.

●	We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

●	mRNA stem cell grafts are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create mRNA stem cell grafts are unproven and may never lead to marketable products.

●	If any of our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidate, limit our commercial potential or result in significant negative consequences following any potential marketing approval.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities. In addition, our clinical trials to date have been limited in scope, and results received to date may not be replicated in expanded or additional future clinical trials.

●	We have never obtained regulatory approval for a drug, may never receive regulatory approval for any of our product candidates, and may therefore never generate revenues from product sales.

●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

●	Risks Related to Regulatory Review, including, among others, that:

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

●	Stem cell transplant is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

●	Risks Related to Our Relationships with Third Parties, including, among others, that:

●	We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We currently rely on a single manufacturer for our clinical supply of our product candidates. In the event of a loss of this manufacturer, or a failure by such manufacturer to comply with the U.S. Food and Drug Administration (“FDA”) regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all.

●	Risks Related to Our Intellectual Property, including, among others, that:

●	We are highly dependent on intellectual property licensed from third parties, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	Our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology.

●	Risks Related to Ownership of Our Common Stock and Warrants, including, among others, that we will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

*We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the three months ended March 31, 2022 and 2021, we reported net losses of $2.2 million and $9.8 million, respectively. For the three months ended March 31, 2022 and 2021, we reported negative operating cash flows of $14.2 million and $6.2 million, respectively. As of March 31, 2022, we had an accumulated deficit of $69.7 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

*We will need substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of March 31, 2022, our cash and cash equivalents were $70.4 million and we had an accumulated deficit of $69.7 million. Our future financing requirements will depend on many factors, including:

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

In addition, as AMHC was a shell company prior to the completion of our business combination with AMHC in September 2021 (the “Business Combination”), we are currently ineligible for new short-form registration statements on Form S-3 and will not be eligible to file such a registration statement until, among other things, at least 12 calendar months have lapsed since September 29, 2021, the date we filed a Current Report on Form 8-K disclosing that we ceased to be a shell company. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC, or seek other sources of capital.

As a result of our recurring losses from operations and recurring negative cash flows from operations, our management concluded that there is a substantial doubt about our ability to maintain liquidity sufficient to operate our business effectively, which raise substantial doubt about our ability to continue as a going concern. See the risk factor below titled, “As a result of our history of losses and negative cash flows from operations, our condensed consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.” Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As a result of our history of losses and negative cash flows from operations, our condensed consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond the 12-month period from the issuance date of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our condensed consolidated financial statements, and it is likely that our investors will lose all or a part of their investment.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the current COVID-19 pandemic and future outbreaks of the disease, including any variants thereof. For example, enrollment in clinical trials may be delayed. Although we have reopened our offices and some employees have transitioned back to working on site, there is a lack of uniformity of restrictions and requirements among our clinical trial sites, and future restrictions could be imposed. We are subject to risk of outbreaks at our facilities, and potential exposure to employee claims regarding workplace safety, and unanticipated shutdowns or quarantines could be imposed in the future, which would disrupt our operations. This uncertainty and the evolving nature of policies and restrictions may negatively impact productivity, disrupt our business and further delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which could negatively impact our business, operating results and financial condition.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. While we are currently conducting a Phase 1/2 clinical trial of JSP191 as a conditioning agent prior to allogenic transplant for SCID patients, a Phase 1 clinical trial of JSP191 as a conditioning agent prior to allogenic transplant for patients with AML or MDS, and are planning a registrational clinical trial of JSP191 as a conditioning agent prior to allogenic transplant, all of our other product development programs, including our mRNA stem cell grafts platform, are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

mRNA stem cell grafts are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create mRNA cell grafts are unproven and may never lead to marketable products.

We are developing mRNA stem cell grafts for transplant into the human body. Although there have been significant advances in the field of use of RNA or DNA to edit cells ex vivo prior to transplant in recent years, these technologies have only more recently been applied to HSCs, and our approach is new and unproven. The scientific evidence to support the feasibility of developing mRNA stem cell grafts is both preliminary and limited. Successful development of mRNA stem cell grafts by us will require solving a number of challenges, including:

●	obtaining regulatory authorization from the FDA and other regulatory authorities;

●	identifying appropriate molecular or genetic targets for modification within HSCs;

●	developing and deploying consistent and reliable processes for procuring cells from consenting third-party donors, isolating HSCs from such donor cells, modifying target molecules within such HSCs, storing and transporting the resulting mRNA stem cell grafts for therapeutic use and finally infusing these mRNA stem cell grafts into patients;

●	utilizing these mRNA stem cell graft product candidates in combination or in sequence with companion therapeutics, which may increase the risk of adverse side effects;

●	avoiding potential complications of mRNA stem cell graft transplants, including failure to engraft, rejection by host or lack of functionality, any of which could result in serious side effects or death;

●	educating medical personnel regarding the potential side effect profile of our product candidates, particularly those that may be unique to our mRNA stem cell grafts;

●	understanding and addressing variability in the quality of a donor’s cells, which could ultimately affect our ability to manufacture product in a reliable and consistent manner;

●	developing processes for the safe administration of mRNA stem cell graft product candidates, including long-term follow-up and registries, for all patients who receive these product candidates;

●	relying on third parties to find suitable healthy donors;

●	manufacturing product candidates to our specifications and in a timely manner to support our clinical trials and, if approved, commercialization;

●	sourcing clinical and, if approved by applicable regulatory authorities, commercial supplies for the materials used to manufacture and process product candidates;

●	developing a manufacturing process and distribution network that can provide a stable supply with a cost of goods that allows for an attractive return on investment; and

●	establishing sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining coverage, adequate reimbursement and pricing by third-party payors and governmental healthcare programs.

We may decide to alter or abandon our initial mRNA stem cell grafts platform as new data become available and we gain experience in developing mRNA stem cell grafts. We cannot be sure that our programs will yield satisfactory products that are safe and effective, scalable or profitable in our initial indication or any other indication we pursue.

Moreover, actual or perceived safety issues, including as a result of adverse developments in our mRNA stem cell graft platform or in genome engineering programs undertaken by third parties or of the adoption of novel approaches to treatment, may adversely influence the willingness of subjects to participate in our clinical trials, or, if one of our product candidates is approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics or of patients to provide consent to receive a novel treatment despite its regulatory approval. The FDA or other applicable regulatory authorities may require specific post-market studies or additional information that communicates the benefits or risks of our products. New data may reveal new risks of our product candidates at any time prior to or after regulatory approval.

If any of our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidate, limit our commercial potential or result in significant negative consequences following any potential marketing approval.

Undesirable side effects or adverse events caused by JSP191 and our other product candidates, and our mRNA stem cell grafts or other cell-based companion therapeutics we may develop, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims.

There have been no clinical trials of mRNA stem cell grafts. In the genetic medicine field, there have been several significant adverse events from genetically engineered treatments in the past, including reported cases of leukemia and death. There can be no assurance that our mRNA stem cell grafts will not cause undesirable side effects, as improper modification of a patient’s DNA could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

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

Competitors for our mRNA stem cell grafts platform include the following:

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

Some of our mRNA stem cell grafts or other cell-based therapeutics we develop may be created by altering the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome engineering for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome engineering is unsafe, unethical or immoral, and, consequently, our current or future product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

mRNA stem cell grafts consist of engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which our product candidates or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

Risks Related to Regulatory Review

*If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

The regulatory requirements that will govern any mRNA stem cell grafts or other novel genetically engineered product candidates we develop may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition to FDA oversight and oversight by IRBs under guidelines promulgated by the National Institutes of Health (“NIH”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical study can begin at any institution, that institution’s IRB and its IBC assess the safety of the research and identify any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene or cellular therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual gene or cellular therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial even if the FDA has reviewed the trial and approved its initiation.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a cell or gene therapy or other novel therapeutic medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (“CHMP”) before CHMP adopts its final opinion. In the European Union, the development and evaluation of an advanced therapeutic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for these medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene and cell therapy products may be applied to our mRNA stem cell grafts, but that remains uncertain at this point.

Adverse developments in post-marketing experience or in clinical trials conducted by others of gene therapy products, cell therapy products or products developed through the application of a genome engineering technology may cause the FDA, the EMA and other regulatory bodies to revise the requirements for development or approval of our mRNA stem cell grafts may develop or limit the use of products utilizing genome engineering technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our mRNA stem cell grafts, can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome engineering technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product candidate development, research programs or the commercialization of resulting products.

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. Currently, OTAT requires a 15-year follow-up for each patient who receives a genetically engineered cell or gene therapy. This requirement applies to all patients treated in trials during clinical development prior to approval. Following approval, such prolonged follow-up could continue to be required. As we advance our product candidates and research programs, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our mRNA stem cell grafts and any other product candidates we identify and develop.

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

*Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. Increased cases associated with a COVID-19 variant led the FDA to again pause inspections, although the FDA announced in February 2022 that it would resume routine domestic surveillance inspections and that it would proceed with certain foreign surveillance inspections where country conditions permit. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, it may be unclear who owns the rights to intellectual property we wish to obtain, or we may be unable to secure such licenses or otherwise acquire or in-license intellectual property rights from third parties that we identify as necessary for product candidates we may develop and technology we employ. For example, we employ a range of genome engineering technologies that are owned by third parties in our preclinical studies, as well as to manufacture the supply of mRNA stem cell grafts or other cell therapies used for clinical trials and, if approved, for commercialization of our product candidates. We currently conduct our preclinical research and clinical trials under 35 U.S.C. § 271(e)(1), which provides a safe harbor from patent infringement for uses of patented technology reasonably related to the development and submission of information under a federal law which regulates the manufacture, use, or sale of drugs.

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

*The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, in October 2020, the FDA issued final guidance that describes procedures drug manufacturers can follow to facilitate importation of prescription drugs, including biological products, that are FDA-approved, manufactured abroad, authorized for sale in any foreign country, and originally intended for sale in that foreign country.

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

*We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing AB 979.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as required by with SB 826, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with SB 826 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of SB 826, and our reputation may be adversely affected.

*Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

*We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2022, we had 34 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

*Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020 and 2021 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

*The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	the impacts of the ongoing COVID-19 pandemic and related restrictions;

●	the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	lower than expected market acceptance of our product candidates following approval for commercialization;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

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

As of March 31, 2022, our directors and executive officers and their affiliates beneficially owned approximately 36.9% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have opted to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

*Future sales, or the perception of future sales, by us or our stockholders in the public market, the issuance of rights to purchase our common stock, including pursuant to the Equity Incentive Plan and the ESPP, and future exercises of registration rights could result in the additional dilution of the percentage ownership of our stockholders and cause the market price for our common stock to decline.

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

On March 14, 2022, the Compensation Committee of our board of directors adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). The maximum number of shares available for grant under the 2022 Inducement Plan is 3,000,000 shares of common stock. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of March 31, 2022, options to purchase an aggregate of 2,624,723 shares of our common stock were outstanding that were previously issued under the Jasper Therapeutics, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). We assumed the 2019 Plan in connection with the Business Combination and no further awards will be granted under the 2019 EIP. However, shares of our common stock subject to outstanding awards granted under the 2019 EIP that (a) are not issued because the award or any portion of the award expires or otherwise terminates without all of the shares covered by the award having been issued, (b) are withheld or reacquired to satisfy the exercise, strike or purchase price or (c) are withheld or reacquired to satisfy a tax withholding obligation will also be added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan. As of March 31, 2022, a total of 61,562 shares of common stock had been added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan as a result of the cancellation of certain options previously granted under the 2019 EIP.

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

Outstanding warrants to purchase shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of March 31, 2022, Public Warrants to purchase 4,999,863 shares of our common stock were outstanding. The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	9/29/2021	3.2

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1#	Employment Agreement, dated February 25, 2022, between the Registrant and Ronald Martell.	8-K	2/28/2022	10.1

10.2#	Service Agreement, dated March 7, 2022, by and between Jasper Therapeutics, Inc. and William Lis.	8-K	3/11/2022	10.1

10.3#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan.	8-K	3/16/2022	10.1

10.4#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	3/18/2022	10.6

10.5#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	3/18/2022	10.7

10.6#*	Separation Agreement and General Release of All Claims, dated March 17, 2022, by and between the Registrant and Kevin N. Heller, M.D.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jeet Mahal
Jeet Mahal
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)