Form 10-Q
period 2022-06-30
Jasper Therapeutics, Inc.
filed 2022-08-12
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of August 1, 2022
Voting Common Stock, $0.0001 par value	36,687,133
Non-Voting Common Stock, $0.0001 par value	1,296,022

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2022

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$60,814	$84,701
Prepaid expenses and other current assets	2,472	3,130
Total current assets	63,286	87,831
Property and equipment, net	4,016	3,686
Operating lease right-of-use assets	2,070	1,147
Restricted cash	417	345
Other non-current assets	577	645
Total assets	$70,366	$93,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,997	$3,919
Current portion of operating lease liabilities	784	505
Accrued expenses and other current liabilities	2,841	3,596
Total current liabilities	6,622	8,020
Non-current portion of operating lease liabilities	3,234	2,380
Common stock warrant liability	455	7,350
Earnout liability	525	5,743
Other non-current liabilities	749	643
Total liabilities	11,585	24,136

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; none issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock: $0.0001 par value — 492,000,000 shares authorized at June 30, 2022 and December 31, 2021; 37,981,317 and 37,855,114 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,838	136,964
Accumulated deficit	(80,061)	(67,450)
Total stockholders’ equity	58,781	69,518
Total liabilities and stockholders’ equity	$70,366	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$8,135	$5,156	$16,323	$9,576
General and administrative	3,828	3,262	8,418	5,096
Total operating expenses	11,963	8,418	24,741	14,672
Loss from operations	(11,963)	(8,418)	(24,741)	(14,672)
Change in fair value of earnout liability	625	-	5,218	-
Change in fair value of common stock warrant liability	845	-	6,895	-
Change in fair value of derivative liability	-	-	-	(3,501)
Other income, net	89	4	17	5
Total other income (expense), net	1,559	4	12,130	(3,496)
Net loss and comprehensive loss	$(10,404)	$(8,414)	$(12,611)	$(18,168)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(4.00)	$(0.35)	$(8.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,397,822	2,104,899	36,353,509	2,043,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	-	$-	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	-	-	19,073	-	13	-	13
Issuance of common stock upon exercise of common stock warrants	-	-	20	-	-	-	-
Vesting of founders’ restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	778	-	778
Net loss	-	-	-	-	-	(2,207)	(2,207)
Balance as of March 31, 2022	-	-	37,874,207	4	137,758	(69,657)	68,105
Issuance of common stock upon exercise of stock options	-	-	17,138	-	13	-	13
RSU settlements	-	-	89,972	-	-	-	-
Vesting of founders’ restricted stock	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	1,065	-	1,065
Net loss	-	-	-	-	-	(10,404)	(10,404)
Balance as of June 30, 2022	-	$-	37,981,317	$4	$138,838	$(80,061)	$58,781

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	15,480,195	$43,840	2,770,702	$1	$1,682	$(36,813)	$(35,130)
Issuance of common stock upon exercise of stock options	-	-	2,872	-	2	-	2
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,042,565	10,750	-	-	-	-	-
Settlement of the redeemable convertible preferred stock tranche liability	-	11,659	-	-	-	-	-
Vesting of founders restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	327	-	327
Net loss	-	-	-	-	-	(9,754)	(9,754)
Balance as of March 31, 2021	19,522,760	66,249	2,773,574	1	2,014	(46,567)	(44,552)
Issuance of common stock upon exercise of stock options	-	-	95,654	-	68	-	68
Vesting of founders restricted stock	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	295	-	295
Net loss	-	-	-	-		(8,414)	(8,414)
Balance as of June 30, 2021	19,522,760	$66,249	2,869,228	$1	$2,379	$(54,981)	$(52,601)

(1)	The shares of the Company’s common and redeemable convertible preferred stock, prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 0.282378, except for 100 shares of Series A-2 redeemable convertible preferred stock as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,611)	$(18,168)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	434	51
Non-cash lease expense	151	184
Stock-based compensation expense	1,843	622
Change in fair value of derivative liability	-	3,501
Change in fair value of common stock warrant liability	(6,895)	-
Change in fair value of earnout liability	(5,218)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	658	(671)
Other receivables	-	600
Other non-current assets	68	(669)
Accounts payable	(977)	1,630
Accrued expenses and other current liabilities	(911)	1,134
Operating lease liability	(222)	-
Other non-current liabilities	111	(200)
Net cash used in operating activities	(23,569)	(11,986)
Cash flows used in investing activities
Purchases of property and equipment	(272)	(1,247)
Net cash used in investing activities	(272)	(1,247)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	10,750
Proceeds from exercise of common stock options	26	70
Payments of offering costs	-	(668)
Net cash provided by financing activities	26	10,152
Net decrease in cash, cash equivalents and restricted cash	(23,815)	(3,081)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of the period	85,046	20,183
Cash, cash equivalents and restricted cash at end of the period	$61,231	$17,102

Supplemental and non-cash items reconciliations:
Accounts payable and accrued expenses for purchases of property and equipment	$211	$-
Right-of-use asset obtained in exchange for lease liabilities	$1,074	$-
Non-cash leasehold improvements	$281	$1,378
Vesting of founders’ restricted stock	$5	$5
Deferred offering costs	$-	$3,057
Settlement of derivative tranche liability	$-	$(11,659)

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the six months ended June 30, 2022 and 2021, the Company incurred net losses of $12.6 million and $18.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company had negative operating cash flows of $23.6 million and $12.0 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $80.1 million and $67.5 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

The Company’s cash and cash equivalents of $60.8 million as of June 30, 2022 are not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds are necessary to maintain current operations and to continue research and development activities. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company’s operations to date have not been significantly impacted by the COVID-19 pandemic, it cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 pandemic will have on its business, financial condition and operations, including ongoing and planned clinical trials and clinical development timelines. The Company experienced slower than anticipated patient enrollment in its severe combined immunodeficiency clinical trial in 2020 due to reluctance of these immunocompromised patients to travel and undergo hospitalization during the pandemic. The Company may continue to experience interruptions to its clinical trials due to the COVID-19 pandemic, including the spread of variants. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted.

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

The accompanying condensed financial statements are consolidated for the three and six months ended June 30, 2022 and include the accounts of Jasper Therapeutics, Inc. (i.e., formerly known as AMHC) and its wholly-owned subsidiary, Jasper Tx Corp., following the Reverse Recapitalization as further discussed in Note 3, “Reverse Recapitalization”. All intercompany transactions and balances have been eliminated upon consolidation.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 18, 2022. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$60,814	$84,701
Restricted cash	417	345
Total cash, cash equivalents and restricted cash	$61,231	$85,046

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

The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the three and six months ended June 30, 2022 and 2021, the diluted net loss per common share was the same as basic net loss per common share, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of June 30, 2022 and December 31, 2021.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three or six months ended June 30, 2022 and 2021.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$59,814	$-	$-	$59,814
Total fair value of assets	$59,814	$-	$-	$59,814

Financial liabilities
Common stock warrant liability	$455	$-	$-	$455
Earnout liability	-	-	525	525
Total fair value of financial liabilities	$455	$-	$525	$980

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$83,701	$-	$-	$83,701
Total fair value of assets	$83,701	$-	$-	$83,701

Financial liabilities
Common stock warrant liability	$7,350	$-	$-	$7,350
Earnout liability	-	-	5,743	5,743
Total fair value of financial liabilities	$7,350	$-	$5,743	$13,093

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Derivative Tranche Liability	Earnout Liability

Fair Value as of January 1, 2021	$8,158	$—
Change in the fair value included in other expense	3,501	—
Settlement of obligation	(11,659)	—
Fair Value as of June 30, 2021	$—	$—

Fair Value as of January 1, 2022	$—	$5,743
Change in the fair value included in other income	—	(5,218)
Fair Value as of June 30, 2022	$—	$525

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at June 30, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$525	Monte Carlo Simulation	Common stock price	$1.93
			Expected term (in years)	2.24
			Expected volatility	91.00%
			Risk-free interest rate	2.89%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2021:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$5,743	Monte Carlo Simulation	Common stock price	$7.85
			Expected term (in years)	2.73
			Expected volatility	74.00%
			Risk-free interest rate	0.90%

NOTE 5. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$866	$2,074
Other prepaid expenses	511	171
Research and development prepaid expenses	625	139
Payroll tax credit receivable	397	548
Rent deposit	-	27
Other current assets	27	21
Other receivables	46	150
Total	$2,472	$3,130

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	June 30,	December 31,
	2022	2021
Leasehold improvements	$2,477	$2,056
Lab equipment	1,647	1,569
Office furniture & fixtures	473	208
Computer equipment	140	140
Capitalized software	90	90
Property and equipment, gross	4,827	4,063
Less: accumulated depreciation and amortization	(811)	(377)
Property and equipment, net	$4,016	$3,686

Depreciation and amortization expense was $0.2 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	June 30,	December 31,
	2022	2021
Research and development accrued expenses	$1,435	$1,660
Accrued employee and related compensation expenses	746	1,151
Property and equipment accrual	141	-
License option liability, current	-	200
Other	519	585
Total	$2,841	$3,596

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	June 30, 2022	December 31, 2021
CIRM grant liability	$600	$600
Accrued employee and related compensation expenses	111	-
Accrued tax liability	24	24
Restricted stock liability	14	19
Total	$749	$643

NOTE 6. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. As of December 31, 2020, the Company met a milestone and had recorded $0.6 million in other receivables for the milestone that was met and $0.6 million in other long-term liabilities related to this grant. The Company received an aggregate of $0.6 million from CIRM in January and March 2021. As of June 30, 2022, the Company recorded $0.6 million in other long-term liabilities related to this grant. As of June 30, 2022, $1.7 million is available for future distribution to the Company under the grant upon achievement of milestones.

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

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in March 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2022.

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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The Common Stock Warrants are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and will expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period. The fair value of $7.9 million of Common Stock Warrants was recognized as a liability on September 24, 2021, the Closing Date, based on the closing market price. 130 Common Stock Warrants have been exercised from the Closing Date through June 30, 2022.

The Company recognized a gain of $0.8 million and $6.9 million for the three and six months ended June 30, 2022, respectively, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.5 million and $7.4 million as of June 30, 2022 and December 31, 2021, respectively.

Contingent Earnout Liability

Upon the closing of the Business Combination and pursuant to the Sponsor Support Agreement, the Sponsor agreed to place the Earnout Shares into escrow, which will be released as follows: (a) 250,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) is greater than or equal to $11.50, (b) 500,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $15.00, and (c) 300,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $18.00 (the “triggering events”).

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

The estimated fair value of the earnout liability was $0.5 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 4. No triggering event occurred as of June 30, 2022. The Company recognized a gain of $0.6 million and $5.2 million for the three and six months ended June 30, 2022, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company entered into a 68-month operating lease for laboratory and office space in Redwood City, California, with a lease commencement date in September 2020. In January 2022, the Company amended its operating lease in Redwood City, California to add an additional 5,611 rentable square feet with a lease commencement date on March 1, 2022. The total additional lease payments for the extra space from the commencement date are estimated at $1.8 million. In March 2022, the Company entered into an agreement for 5,144 square feet of temporary office space in Redwood City, California, for use while the extra space leased in January 2022 is under construction. The Company pays $26,000 monthly for the temporary office space rent.

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized $1.6 million in leasehold improvements covered by these allowances as of December 31, 2021. As of June 30, 2022, $0.3 million of additional leasehold improvements covered by these allowances have been recognized. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

In addition to the construction management and supervision fee noted above, the Company pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s statements of operations and comprehensive loss, are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Lease cost
Operating lease cost	$286	$276
Short-term lease cost	123	165
Total lease cost	$409	$441

Supplemental information related to the Company’s operating leases is as follows:

	Six Months Ended June 30,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$351	$-
Weighted average remaining lease term (years)	4.12	5.12
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2022 (in thousands):

Year ending December 31,	Amount
2022 (remainder)	$511
2023	1,121
2024	1,154
2025	1,189
2026	743
Total undiscounted lease payments	4,718
Less imputed interest	(700)
Total discounted lease payments	4,018
Less current portion of lease liability	(784)
Noncurrent portion of lease liability	$3,234

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using JSP191. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license exclusively Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of JSP191. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of June 30, 2022, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. As of December 31, 2020, the Company had accrued $0.3 million related to the achievement of the first milestone under this agreement, which was paid in February 2021. In February 2022, the second milestone was achieved. The Company paid $0.3 million in March 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 7), pursuant to which the Company is required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2022, and no such royalties were due as of such date. The Company paid a $25,000 license maintenance fee in March 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2022 and the year ended December 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

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

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 36,685,295 shares of voting common stock, 1,296,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company had shares of its common stock reserved for future issuance as follows:

	June 30,	December 31,
	2022	2021
Outstanding and issued common stock options	6,023,166	2,660,383
Common stock warrants	4,999,863	4,999,883
Shares available for grant under 2021 Equity Incentive Plan	4,147,046	4,422,480
Shares available for grant under 2022 Inducement Equity Incentive Plan	1,295,672	-
Shares available for grant under 2021 Employee Stock Purchase Plan	928,551	550,000
Outstanding restricted stock units	5,000	-
Total shares of common stock reserved	17,399,298	12,632,746

NOTE 11. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective upon the prior approval of Old Jasper’s board of directors and stockholders. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan, beginning on January 1, 2022. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of June 30, 2022, 5,895,669 shares were reserved for issuance under the 2021 Plan, of which 4,147,046 shares were available for future grant and 1,748,623 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of June 30, 2022, no shares have been issued under the ESPP and 928,551 shares were reserved and available for future issuance.

On March 14, 2022, the compensation committee of the board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of June 30, 2022, 3,000,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 1,295,672 shares were available for future grant and 1,704,328 shares were subject to an outstanding stock option.

Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards to employees, directors and consultants. Under the 2022 Inducement Plan, the Company can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. Under the ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

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

Stock Options

The following table summarizes the activity under the 2021 Plan, the 2022 Inducement Plan and the 2019 Plan for the six months ended June 30, 2022:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2022	4,422,480	2,660,383	$0.81	8.54	$18,731,908
Shares authorized	4,514,204
Options granted	(3,604,553)	3,604,553	$3.48
Options exercised	-	(36,211)	$0.71
Options cancelled/forfeited	205,559	(205,559)	$3.11
Balance, June 30, 2022	5,537,690	6,023,166	$2.33	8.15	$3,000,546
Vested and expected to vest, June 30, 2022		6,023,166	$2.33	8.15	$3,000,546
Exercisable – June 30, 2022		1,991,961	$1.04	6.89	$2,126,054

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the six months ended June 30, 2022 was $0.1 million.

The total fair value of options that vested during the six months ended June 30, 2022 was $0.8 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $1.91 per share.

Future stock-based compensation for unvested options as of June 30, 2022 was $6.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at January 1, 2022	-	$-
Granted	94,972	3.54
Vested	(91,222)	3.54
Unvested restricted stock units at June 30, 2022	3,750	3.54
Vested and unreleased	1,250	3.54
Outstanding restricted stock units at June 30, 2022	5,000	$3.54

Unamortized stock-based compensation for restricted stock units as of June 30, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Employee Stock Purchase Plan

The first offering period commenced in June 2022 and will end in December 2022. The Company did not issue any common stock shares under the ESPP as of June 30, 2022. The Company recorded less than $0.1 million in accrued liabilities related to contributions withheld as of June 30, 2022.

Unamortized stock-based compensation for shares issuable under the ESPP as of June 30, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$480	$129	$1,036	$257
Research and development	585	166	807	365
Total	$1,065	$295	$1,843	$622

On March 15, 2022, William Lis, who had been serving as the Company’s Chief Executive Officer and Executive Chairman, transitioned to the position of non-employee Chairperson of the Board. During the three and six months ended June 30, 2022, in connection with Mr. Lis’ transition, the Company recognized zero and $0.4 million, respectively, of general and administrative expense on certain stock options and RSUs granted to Mr. Lis for his Chief Executive Officer and Executive Chairman services to the Company.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022	2021
Expected term (in years)	2.68 - 6.07	1.00 – 6.08	5.29 – 6.08
Expected volatility	57.39% - 58.66%	43.25% – 60.35%	75.27% – 75.79%
Risk-free interest rate	2.72% - 2.84%	1.40% – 2.84%	0.65% – 0.80%
Expected dividend yield	—	—	—

No stock options were granted during the three months ended June 30, 2021.

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Expected term (in years)	0.50	0.50
Expected volatility	75.60%	75.60%
Risk-free interest rate	1.81%	1.81%
Expected dividend yield	—	—

NOTE 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(10,404)	$(8,414)	$(12,611)	$(18,168)
Denominator:
Weighted average common shares outstanding	37,886,129	2,825,583	37,877,390	2,799,115
Less: Weighted-average unvested restricted shares	(438,307)	(720,684)	(473,881)	(755,868)
Less: Shares subject to earnout	(1,050,000)	-	(1,050,000)	-
Weighted average shares used to compute basic and diluted net loss per share	36,397,822	2,104,899	36,353,509	2,043,247

Net loss per share attributable to common stockholders – basic and diluted	$(0.29)	$(4.00)	$(0.35)	$(8.89)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding and issued common stock options	6,023,166	3,030,821	6,023,166	3,030,821
Common stock warrants	4,999,863	-	4,999,863	-
Unvested restricted common stock	400,036	682,413	400,036	682,413
Outstanding RSUs	5,000	-	5,000	-
Convertible preferred stock	-	21,722,660	-	21,722,660
Total	11,428,065	25,435,894	11,428,065	25,435,894

NOTE 13. RELATED PARTIES

The Company entered into consulting agreements with two founders, who also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million and less than $0.1 million for the founders’ advisory and consulting services performed for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for the founders’ advisory and consulting services performed for the six months ended June 30, 2022 and 2021, respectively. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 7) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders.

In December 2020, the Company entered into a material transfer agreement with Zai Lab Limited where both companies will collaborate on a research project and share total expenses of up to $0.3 million equally. The Company recorded zero and $36,000 as a reduction to research and development expenses for expenses reimbursed by Zai Lab Limited for the six months ended June 30, 2022 and 2021, respectively. There were no such expenses incurred for the three months ended June 30, 2022 and 2021. The Company’s chairman is a board member of Zai Lab Limited.

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

Our lead product candidate, JSP191, is a monoclonal antibody designed to block the specific signal on stem cells required for survival. It is currently in development as a highly targeted conditioning agent prior to stem cell therapy as well as therapeutics in lower-risk MDS patients, which we expect to commence in the second half of 2022. We are also sponsoring two clinical studies of JSP191 as a conditioning agent prior to stem cell transplant. The first clinical study is an open label Phase 1/2 trial in two cohorts of severe combined immunodeficiency (“SCID”) patients: patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes and newly diagnosed SCID patients. The primary endpoint in this study is to evaluate the safety and tolerability of JSP191. The secondary goal of this study is to evaluate the efficacy of JSP191 as a conditioning agent in conjunction with a stem cell transplant. Based on preliminary results from our ongoing Phase 1/2 clinical trial, we believe JSP191 has demonstrated the ability as a single agent to enable engraftment of donor HSCs as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Engraftment was observed in seven out of ten T-B-NK+ SCID patients with prior allogeneic transplant, as evidenced by CD15+ donor chimerism of more than 5% averaged from 12-24 weeks post-transplant. Increased naïve donor T cell production was observed in the majority of T-B-NK+ subjects, as well as clinical improvement. No JSP191 treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial by mid-2023.

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

We have entered into a clinical collaboration with Stanford University (“Stanford”) to study JSP191-based conditioning in patients with Fanconi anemia undergoing stem cell transplant. This study is currently open for patient recruitment and the first patient was enrolled in the study in May 2022. We are also collaborating with the National Institutes of Health to conduct clinical trials of JSP191-based conditioning in patients with sickle cell disease (“SCD”), with chronic granulomatous disease (“CGD”) and with GATA-2 mutated MDS. We believe that JSP191 may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted JSP191-based conditioning may improve the efficacy and safety of gene therapies. We are working with Graphite Bio, Inc. (“Graphite Bio”) for gene therapy in patients with X-linked severe combined immunodeficiency (“X-SCID”) first as a non-clinical collaboration with an option to expand to clinical trials, as well as with AVROBIO, Inc. (“Avrobio”) for gene therapy in patients with Gaucher disease. We terminated our non-exclusive collaboration agreement with Aruvant Sciences GmbH (“Aruvant”) for gene therapy in patients with SCD in July 2022 as a result of Aruvant’s discontinuation of the development of ARU-1801, Aruvant’s investigational gene therapy for SCD.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the six months ended June 30, 2022 and 2021, we incurred net losses of $12.6 million and $18.2 million, respectively. We generated negative operating cash flows of $23.6 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $80.1 million.

We had cash and cash equivalents of $60.8 million as of June 30, 2022. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, these funds would not be sufficient to fund our operations in the foreseeable future and we will need to raise additional financing. As a result, we concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.  We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Business Impact of the Geopolitical Events

We are unable to predict the effect that geopolitical events, including the conflict in Ukraine and global inflation, may have on our operations. To the extent that geopolitical events adversely affect our business prospects, financial condition, and results of operations, they may also have the effect of exacerbating many of the other risks described or referenced in the section of our Form 10-Q titled “Risk Factors,” such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$8,135	$5,156	$2,979	58%
General and administrative	3,828	3,262	566	17%
Total operating expenses	11,963	8,418	3,545	42%
Loss from operations	(11,963)	(8,418)	(3,545)	42%
Change in fair value of earnout liability	625	-	625	100%
Change in fair value of common stock warrant liability	845	-	845	100%
Other income, net	89	4	85	*
Total other income, net	1,559	4	1,555	*
Net loss and comprehensive loss	$(10,404)	$(8,414)	$(1,990)	24%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$2,087	$2,470	$(383)	-16%
Consulting costs	1,224	812	412	51%
Other research and development costs, including laboratory materials and supplies	981	441	540	122%

Internal costs:
Personnel-related costs	2,426	1,407	1,019	72%
Facilities and overhead costs	1,417	26	1,391	*
Total research and development expense:	$8,135	$5,156	$2,979	58%

*	not meaningful

Research and development expenses increased by $3.0 million, from $5.2 million for the three months ended June 30, 2021 to $8.1 million for the three months ended June 30, 2022.

External clinical research organizations (“CRO”), contract manufacturing organization (“CMO”) and other third-party preclinical studies and clinical trials expenses decreased by $0.4 million, from $2.5 million for the three months ended June 30, 2021 to $2.1 million for the three months ended June 30, 2022. The decrease is primarily due to decreased CMO product development and manufacturing expenses. Expenses related to professional consulting services increased by $0.4 million, from $0.8 million for the three months ended June 30, 2021 to $1.2 million for the three months ended June 30, 2022. The increase is related to external consulting incurred to supplement our research and development personnel. Other external research and development costs increased by $0.5 million from $0.4 million for the three months ended June 30, 2021 to $1.0 million for the three months ended June 30, 2022 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
JSP191 platform	$2,009	$2,215
MDS/AML clinical trial	1,040	792
SCID clinical trial	519	542
Other	724	174
Total external costs	$4,292	$3,723

Personnel-related costs increased by $1.0 million, from $1.4 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022, due to an increase in headcount in our research and development organization in 2022 compared to 2021 period. Stock-based compensation expenses were $0.6 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Facilities and allocated overhead expenses increased by $1.4 million, as we commenced using our laboratory space from July 2021 and increased our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, from $3.3 million for the three months ended June 30, 2021 to $3.8 million for the three months ended June 30, 2022. Employee payroll and related expenses increased by $0.4 million, from $0.7 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Expenses related to professional services increased by $0.1 million, from $2.1 million for the three months ended June 30, 2021 to $2.2 million for the three months ended June 30, 2022, due to increased spending on consulting, insurance costs, recruiting, legal, audit, accounting and other services to support our growing operations as a public company and as we continue to expand our operations to support our business strategy and product development.

Other Income, Net

Total other income, net increased by $1.6 million from less than $0.1 million net income for the three months ended June 30, 2021, to $1.6 million net income for the three months ended June 30, 2022.

As of June 30, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $0.8 million of other income related to the change in fair value of common stock warrants for the three months ended June 30, 2022, due to the decrease in the closing price of the warrants during the period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.6 million of other income related to the change in the fair value of the earnout liability for the three months ended June 30, 2022, mainly due to the decrease in our common stock price during the period.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$16,323	$9,576	$6,747	70%
General and administrative	8,418	5,096	3,322	65%
Total operating expenses	24,741	14,672	10,069	69%
Loss from operations	(24,741)	(14,672)	(10,069)	69%
Change in fair value of earnout liability	5,218	-	5,218	100%
Change in fair value of common stock warrant liability	6,895	-	6,895	100%
Change in fair value of derivative liability	-	(3,501)	3,501	-100%
Other income, net	17	5	12	*
Total other income (expense), net	12,130	(3,496)	15,626	-447%
Net loss and comprehensive loss	$(12,611)	$(18,168)	$5,557	-31%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$5,505	$4,184	$1,321	32%
Consulting costs	2,151	1,779	372	21%
Other research and development costs, including laboratory materials and supplies	1,695	931	764	82%

Internal costs:
Personnel-related costs	4,412	2,633	1,779	68%
Facilities and overhead costs	2,560	49	2,511	*
Total research and development expense:	$16,323	$9,576	$6,747	70%

*	not meaningful

Research and development expenses increased by $6.7 million, from $9.6 million for the six months ended June 30, 2021, to $16.3 million for the six months ended June 30, 2022, mainly due to progression in the clinical trials, product development activities and hiring additional personnel.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $1.3 million, from $4.2 million for the six months ended June 30, 2021 to $5.5 million for the six months ended June 30, 2022. The increase is primarily related to an increase in our CRO expenses related to our ongoing SCID and MDS/AML clinical trials and increased CMO product development and manufacturing expenses.  Expenses related to professional consulting services increased by $0.4 million, from $1.8 million for the six months ended June 30, 2021 to $2.2 million for the six months ended June 30, 2022 and include costs related to external consulting incurred to supplement our research and development personnel. Other external research and development costs increased by $0.8 million from $0.9 million for the six months ended June 30, 2021 to $1.7 million for the six months ended June 30, 2022 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
JSP191 platform	$4,600	$4,222
MDS/AML clinical trial	1,988	1,404
SCID clinical trial	1,351	903
Other	1,412	365
Total external costs	$9,351	$6,894

Personnel-related costs increased by $1.8 million, from $2.6 million for the six months ended June 30, 2021 to $4.4 million for the six months ended June 30, 2022, as we continue hiring employees in our research and development organization. Stock-based compensation expenses were $0.8 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Facilities and allocated overhead expenses increased by $2.5 million, as we commenced using our laboratory space from July 2021 and increased our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, from $5.1 million for the six months ended June 30, 2021 to $8.4 million for the six months ended June 30, 2022. Employee payroll and related expenses increased by $1.3 million, from $1.2 million for the six months ended June 30, 2021 to $2.5 million for the six months ended June 30, 2022, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.0 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Expenses related to professional services increased by $1.6 million, from $3.1 million for the six months ended June 30, 2021 to $4.7 million for the six months ended June 30, 2022, due to increased spending on consulting, insurance costs, recruiting, legal, audit, accounting and other services to support our growing operations as a public company and as we continue to expand our operations to support our business strategy and product development.

Other Income (Expense), Net

Other income (expenses), net increased by $15.6 million, from $3.5 million net expense for the six months ended June 30, 2021 to $12.1 million net income for the six months ended June 30, 2022.

As of June 30, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $6.9 million of other income related to the change in fair value of common stock warrants for the six months ended June 30, 2022, due to the decrease in the closing price of the warrants during the period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $5.2 million of other income related to the change in the fair value of the earnout liability for the six months ended June 30, 2022, mainly due to the decrease in our common stock price during the period.

We recognized a loss of $3.5 million during the six months ended June 30, 2021 related to the change in fair value of our derivative tranche liability and did not have such expense in the 2022 period, as the derivative was settled in February 2021 and was no longer outstanding.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, we funded our operations primarily from the issuance of redeemable convertible preferred stock shares and the issuance of convertible promissory notes. We received net cash proceeds of $95.3 million at the closing of the Business Combination, which includes the remaining cash in our trust account after redemptions and the payment of the closing costs and $100.0 million received from the PIPE Investors. As of June 30, 2022, we had $60.8 million of cash and cash equivalents.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2022, we had an accumulated deficit of $80.1 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements. We expect to finance our future cash needs through public or private equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future financing requirements will depend on many factors, including:

●	the timing, scope, progress, results and costs of research and development, preclinical and non-clinical studies and clinical trials for our current and future product candidates;

●	the number, scope and duration of clinical trials required for regulatory approval of our current and future product candidates;

●	the outcome, timing and costs of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates, including any requirement to conduct additional studies or generate additional data beyond that which we currently expect would be required to support a marketing application;

●	the costs of manufacturing clinical and commercial supplies of our current and future product candidates;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	any product liability or other lawsuits related to our product candidates;

●	the revenue, if any, received from commercial sales of any product candidates for which we may receive marketing approval;

●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payers;

●	the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights;

●	expenses incurred to attract, hire and retain skilled personnel; and

●	the costs of operating as a public company.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our product candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(23,569)	$(11,986)
Net cash used in investing activities	(272)	(1,247)
Net cash provided by financing activities	26	10,152
Net decrease in cash and cash equivalents and restricted cash	$(23,815)	$(3,081)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $23.6 million and $12.0 million for the six months ended June 2022 and 2021, respectively.

Cash used in operating activities in the six months ended June 30, 2022 was primarily due to our net loss for the period of $12.6 million, adjusted by non-cash net gain of $9.7 million and a net change of $1.3 million in our net operating assets and liabilities. The non-cash amounts consisted of $12.1 million net gain related to the changes in fair value of common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $1.8 million related to stock-based compensation expense, $0.4 million related to depreciation and amortization expense and $0.2 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.0 million in accounts payable due to the timing of payments to our vendors, a decrease of $0.9 million in accrued expenses and other current liabilities and a decrease of $0.2 million in operating lease liability, partially offset by a decrease of $0.7 million in prepaid expenses, an increase of $0.1 million in other non-current liabilities and other current assets and a decrease of $0.1 million in other non-current assets.

Cash used in operating activities during the six months ended June 30, 2021 was primarily due to our net loss for the period of $18.2 million, adjusted by non-cash charges of $4.4 million and a net change of $1.8 million in our net operating assets and liabilities. The non-cash charges consisted of $3.5 million related to changes in the fair value of the derivative tranche liabilities, $0.6 million related to stock-based compensation expense, $0.2 million of non-cash operating lease expense and $0.1 million of depreciation expense. The changes in our net operating assets and liabilities were primarily due to an increase of $1.6 million in accounts payable, an increase of $1.1 million in accrued expenses and other current liabilities, an increase of $0.7 million in prepaid expenses and other current assets, an increase of $0.7 million in other non-current assets, a decrease of $0.6 million in other receivables and a $0.2 million decrease in other non-current liabilities. The increase in accounts payable and accrued liabilities resulted from the timing of payments to our service providers.

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.3 million and $1.2 million for the six months ended June 2022 and 2021, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was less than $0.1 million, which consisted of cash received from exercised of stock options.

Cash provided by financing activities for the six months ended June 30, 2021 was $10.2 million, which consisted primarily of net proceeds from the issuance of Series A-1 redeemable convertible preferred stock shares upon the settlement of the second tranche liability of $10.8 million and proceeds from exercise of common stock options of $0.1 million, partially offset by a $0.7 million payment of offering costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contracts terminations and do not have any non-cancellable obligations under these agreements as of June 30, 2022.

We have contractual obligations and commitments as described in Note 9, Commitments and Contingencies, within our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Leases

In August 2020, we leased approximately 7,781 square feet of space for our headquarters in Redwood City, California. In January 2022, we amended our lease agreement and added 5,611 square feet, previously leased on a month-to-month basis, to our lease agreement. The lease will expire in August 2026, but we have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of June 30, 2022, our rent commitments under the amended lease agreement are $1.1 million within the next 12 months from June 30, 2022 and $3.6 million for the remainder of the lease term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $60.8 million as of June 30, 2022, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of June 30, 2022. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the six months ended June 30, 2022 and 2021, we reported net losses of $12.6 million and $18.2 million, respectively. For the six months ended June 30, 2022 and 2021, we reported negative operating cash flows of $23.6 million and $12.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $80.1 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of June 30, 2022, our cash and cash equivalents were $60.8 million and we had an accumulated deficit of $80.1 million. Our future financing requirements will depend on many factors, including:

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

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

*Previously enacted state laws in California seek to impose gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senate Bill 826 (“SB 826”), which generally required public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing AB 979.

If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender or diversity quotas as previously required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota previously required under SB 826 and, as currently constituted, would not satisfy the quota previously required by December 31, 2022 under AB 979. A failure to comply with any such quota requirement could result in fines from the California Secretary of State, and our reputation may be adversely affected.

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

As of June 30, 2022, we had 35 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020 and 2021 and year to date 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

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

Risks Related to Ownership of Our Common Stock and Warrants

*If our operations and performance do not meet the expectations of investors or securities analysts or for other reasons, the market price of our securities may decline, and the market price of our common stock may continue to be volatile.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from September 24, 2021, the date of the closing of the Business Combination, to June 30, 2022, our closing stock price ranged from $1.73 to $16.42 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of June 30, 2022, our directors and executive officers and their affiliates beneficially owned approximately 36.5% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If we cease to be an emerging growth company and do not qualify as a smaller reporting company, we will no longer be able to take advantage of certain exemptions from reporting discussed above, including not being able to take advantage of extended transition periods for the adoption of new or modified accounting standards, and, absent other exemptions or relief available from the SEC, we will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act if we are no longer a non-accelerated filer at such time. We will incur additional expenses in connection with such compliance, and our management will need to devote additional time and effort to implement and comply with such requirements.

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

As of June 30, 2022, options to purchase an aggregate of 2,575,215 shares of our common stock were outstanding that were previously issued under the Jasper Therapeutics, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). We assumed the 2019 Plan in connection with the Business Combination and no further awards will be granted under the 2019 EIP. However, shares of our common stock subject to outstanding awards granted under the 2019 EIP that (a) are not issued because the award or any portion of the award expires or otherwise terminates without all of the shares covered by the award having been issued, (b) are withheld or reacquired to satisfy the exercise, strike or purchase price or (c) are withheld or reacquired to satisfy a tax withholding obligation will also be added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan. As of June 30, 2022, a total of 93,916 shares of common stock had been added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan as a result of the cancellation of certain options previously granted under the 2019 EIP.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination, certain of our stockholders can demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We filed a registration statement on October 18, 2021, which was amended on March 29, 2022, in order to satisfy the foregoing obligations and registered for resale an aggregate of 33,081,493 shares of our common stock, including up to 4,999,883 shares of our common stock issuable upon exercise of our outstanding warrants. The registration of these securities permits the public sale of such securities, subject to certain contractual restrictions on transfer imposed by the Amended and Restated Registration Rights Agreement and the Business Combination Agreement, which contractual restrictions on transfer terminated on March 23, 2022. The presence of these additional shares of our common stock trading in the public market may have an adverse effect on the market price of our securities.

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

Outstanding warrants to purchase shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of June 30, 2022, Public Warrants to purchase 4,999,863 shares of our common stock were outstanding. The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

JASPER THERAPEUTICS, INC.

Date: August 12, 2022	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jeet Mahal
Jeet Mahal
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)