Form 10-Q
period 2022-09-30
Jasper Therapeutics, Inc.
filed 2022-11-10
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding as of November 7, 2022
Voting Common Stock, $0.0001 par value	37,073,346
Non-Voting Common Stock, $0.0001 par value	911,022

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2022

TABLE OF CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 3.	Defaults Upon Senior Securities	98

Item 4	Mine Safety Disclosures	98

Item 5.	Other Information	98

Item 6	Exhibits	98

SIGNATURES		100

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,950	$84,701
Prepaid expenses and other current assets	1,461	3,130
Total current assets	52,411	87,831
Property and equipment, net	3,759	3,686
Operating lease right-of-use assets	1,980	1,147
Restricted cash	417	345
Other non-current assets	543	645
Total assets	$59,110	$93,654
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,117	$3,919
Current portion of operating lease liabilities	840	505
Accrued expenses and other current liabilities	3,464	3,596
Total current liabilities	7,421	8,020
Non-current portion of operating lease liabilities	3,014	2,380
Common stock warrant liability	300	7,350
Earnout liability	103	5,743
Other non-current liabilities	707	643
Total liabilities	11,545	24,136

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; none issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock: $0.0001 par value — 492,000,000 shares authorized at September 30, 2022 and December 31, 2021; 37,984,368 and 37,855,114 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	139,485	136,964
Accumulated deficit	(91,924)	(67,450)
Total stockholders’ equity	47,565	69,518
Total liabilities and stockholders’ equity	$59,110	$93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$9,022	$7,188	$25,345	$16,764
General and administrative	3,686	2,891	12,104	7,987
Total operating expenses	12,708	10,079	37,449	24,751
Loss from operations	(12,708)	(10,079)	(37,449)	(24,751)
Change in fair value of earnout liability	422	6,226	5,640	6,226
Change in fair value of common stock warrant liability	155	450	7,050	450
Change in fair value of derivative liability	-	-	-	(3,501)
Interest and other expense (income), net	268	(9)	285	(4)
Total other income, net	845	6,667	12,975	3,171
Net loss and comprehensive loss	$(11,863)	$(3,412)	$(24,474)	$(21,580)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.69)	$(0.67)	$(7.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,565,650	4,966,226	36,425,000	3,028,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	-	$-	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	-	-	19,073	-	13	-	13
Issuance of common stock upon exercise of common stock warrants	-	-	20	-	-	-	-
Vesting of founders’ restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	778	-	778
Net loss	-	-	-	-	-	(2,207)	(2,207)
Balance as of March 31, 2022	-	-	37,874,207	4	137,758	(69,657)	68,105
Issuance of common stock upon exercise of stock options	-	-	17,138	-	13	-	13
RSU settlements	-	-	89,972	-	-	-	-
Vesting of founders’ restricted stock	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	1,065	-	1,065
Net loss	-	-	-	-	-	(10,404)	(10,404)
Balance as of June 30, 2022	-	-	37,981,317	4	138,838	(80,061)	58,781
Issuance of common stock upon exercise of stock options	-	-	1,176	-	1	-	1
RSU settlements	-	-	1,875	-		-	-
Vesting of founders’ restricted stock	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	644	-	644
Net loss	-	-	-	-		(11,863)	(11,863)
Balance as of September 30, 2022	-	$-	37,984,368	$4	$139,485	$(91,924)	$47,565

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	15,480,195	$43,840	2,770,702	$1	$1,682	$(36,813)	$(35,130)
Issuance of common stock upon exercise of stock options	-	-	2,872	-	2	-	2
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,042,565	10,750	-	-	-	-	-
Settlement of the redeemable convertible preferred stock tranche liability	-	11,659	-	-	-	-	-
Vesting of founders restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	327	-	327
Net loss	-	-	-	-	-	(9,754)	(9,754)
Balance as of March 31, 2021	19,522,760	66,249	2,773,574	1	2,014	(46,567)	(44,552)
Issuance of common stock upon exercise of stock options	-	-	95,654	-	68	-	68
Vesting of founders restricted stock	-	-	-	-	2	-	2
Stock-based compensation expense	-	-	-	-	295	-	295
Net loss	-	-	-	-		(8,414)	(8,414)
Balance as of June 30, 2021	19,522,760	66,249	2,869,228	1	2,379	(54,981)	(52,601)
Issuance of common stock upon exercise of stock options	-	-	186,520	-	132	-	132
Conversion of redeemable convertible preferred stock into common stock in connection with Reverse Recapitalization (Note 3)	(19,522,760)	(66,249)	21,722,661	2	66,247	-	66,249
Issuance of common stock upon the Reverse Recapitalization and PIPE Financing, net of issuance costs	-	-	13,037,901	1	68,035	-	68,036
Vesting of founders restricted stock	-	-	-	-	3	-	3
Stock-based compensation expense	-	-	-	-	195	-	195
Net loss	-	-	-	-		(3,412)	(3,412)
Balance as of September 30, 2021	-	$-	37,816,310	$4	$136,991	$(58,393)	$78,602

(1)	The shares of the Company’s common and redeemable convertible preferred stock, prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 0.282378, except for 100 shares of Series A-2 redeemable convertible preferred stock as described in Note 3.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(24,474)	$(21,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	702	183
Non-cash lease expense	241	153
Stock-based compensation expense	2,487	817
Change in fair value of derivative liability	-	3,501
Change in fair value of common stock warrant liability	(7,050)	(450)
Change in fair value of earnout liability	(5,640)	(6,226)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,669	(286)
Other receivables	-	600
Other non-current assets	102	-
Accounts payable	(802)	1,220
Accrued expenses and other current liabilities	(132)	3,072
Operating lease liability	(386)	-
Other non-current liabilities	71	(98)
Net cash used in operating activities	(33,212)	(19,094)
Cash flows used in investing activities
Purchases of property and equipment	(494)	(1,717)
Net cash used in investing activities	(494)	(1,717)
Cash flows from financing activities
Net proceeds from Reverse Recapitalization and PIPE Financing	-	95,271
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	10,750
Proceeds from exercise of common stock options	27	202
Payment of Reverse Recapitalization related expenses	-	(4,345)
Net cash provided by financing activities	27	101,878
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,679)	81,067
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of the period	85,046	20,183
Cash, cash equivalents and restricted cash at end of the period	$51,367	$101,250

Supplemental and non-cash items reconciliations:
Accounts payable and accrued expenses for purchases of property and equipment	$-	$108
Right-of-use asset obtained in exchange for lease liabilities	$1,074	$-
Non-cash leasehold improvements	$281	$1,378
Vesting of founders’ restricted stock	$7	$8
Reverse Recapitalization related expenses unpaid at period end	$-	$651
Conversion of redeemable convertible preferred stock into common stock in connection with Reverse Recapitalization	$-	$(66,249)
Net liabilities assumed upon the closing of Reverse Recapitalization	$-	$(7,222)
Recognition of earnout liability	$-	$15,020
Settlement of derivative tranche liability	$-	$(11,659)
Deferred issuance costs reclassified to additional paid in capital	$-	$4,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. (“Jasper” or the “Company”), formerly known as Amplitude Healthcare Acquisition Corporation (“AMHC”), is a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy. The Company is focused on the development and commercialization of safer and more effective conditioning agents and mRNA-based stem cell engineering to allow for expanded use of stem cell transplantation and ex vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation. The Company is also developing novel therapeutics directed at diseased hematopoietic stem cells. Its drug development pipeline includes multiple product candidates designed to improve hematopoietic stem cell therapy. The lead product candidate, JSP191, is in clinical development as a novel conditioning antibody that clears hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. The Company plans to initiate a registrational clinical study in acute myeloid leukemia patients undergoing stem cell transplantation by the end of the first quarter of 2023. The Company is also initiating a pilot study of JSP191 as a therapeutic in lower-risk myelodysplastic syndrome, which it expects to commence in the first quarter of 2023. The Company is headquartered in Redwood City, California.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2022 and 2021, the Company incurred net losses of $24.5 million and $21.6 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company had negative operating cash flows of $33.2 million and $19.1 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $91.9 million and $67.5 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

The Company’s cash and cash equivalents of $51.0 million as of September 30, 2022 are not sufficient for the Company to continue as a going concern for at least one year from the issuance date of these condensed consolidated financial statements. Additional funds are necessary to maintain current operations and to continue research and development activities. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts, needed, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, financial condition and results of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed financial statements are consolidated for the three and nine months ended September 30, 2022 and include the accounts of Jasper Therapeutics, Inc. (i.e., formerly known as AMHC) and its wholly-owned subsidiary, Jasper Tx Corp., following the Reverse Recapitalization as further discussed in Note 3, “Reverse Recapitalization”. All intercompany transactions and balances have been eliminated upon consolidation.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 18, 2022. The information as of December 31, 2021, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$50,950	$84,701
Restricted cash	417	345
Total cash, cash equivalents and restricted cash	$51,367	$85,046

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

The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the three and nine months ended September 30, 2022 and 2021, the diluted net loss per common share was the same as basic net loss per common share, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of September 30, 2022 and December 31, 2021.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three or nine months ended September 30, 2022 and 2021.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$49,950	$-	$-	$49,950
Total fair value of assets	$49,950	$-	$-	$49,950

Financial liabilities
Common stock warrant liability	$300	$-	$-	$300
Earnout liability	-	-	103	103
Total fair value of financial liabilities	$300	$-	$103	$403

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$83,701	$-	$-	$83,701
Total fair value of assets	$83,701	$-	$-	$83,701

Financial liabilities
Common stock warrant liability	$7,350	$-	$-	$7,350
Earnout liability	-	-	5,743	5,743
Total fair value of financial liabilities	$7,350	$-	$5,743	$13,093

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Derivative Tranche Liability	Earnout Liability

Fair Value as of January 1, 2022	$—	$5,743
Change in the fair value included in other income	—	(5,640)
Fair Value as of September 30, 2022	$—	$103

Fair Value as of January 1, 2021	$8,158	$—
Initial fair value of earnout liability		15,020
Change in the fair value included in other expense (income)	3,501	(6,226)
Settlement of obligation	(11,659)	—
Fair Value as of September 30, 2021	$—	$8,794

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at September 30, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$103	Monte Carlo Simulation	Common stock price	$0.79
			Expected term (in years)	1.98
			Expected volatility	104.00%
			Risk-free interest rate	4.13%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2021:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$5,743	Monte Carlo Simulation	Common stock price	$7.85
			Expected term (in years)	2.73
			Expected volatility	74.00%
			Risk-free interest rate	0.90%

NOTE 5. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	September 30,	December 31,
	2022	2021
Research and development prepaid expenses	$444	$139
Payroll tax credit receivable	267	548
Prepaid insurance	203	2,074
Other prepaid expenses and current assets	430	219
Other receivables	117	150
Total	$1,461	$3,130

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	September 30,	December 31,
	2022	2021
Leasehold improvements	$2,477	$2,056
Lab equipment	1,655	1,569
Office furniture & fixtures	476	208
Computer equipment	140	140
Capitalized software	90	90
Property and equipment, gross	4,838	4,063
Less: accumulated depreciation and amortization	(1,079)	(377)
Property and equipment, net	$3,759	$3,686

Depreciation and amortization expenses were $0.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	September 30,	December 31,
	2022	2021
Research and development accrued expenses	$1,430	$1,660
Accrued employee and related compensation expenses	1,218	1,151
License option liability, current	-	200
Other	816	585
Total	$3,464	$3,596

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	September 30, 2022	December 31, 2021
CIRM grant liability	$600	$600
Accrued employee and related compensation expenses	95	-
Restricted stock liability	12	19
Accrued tax liability	-	24
Total	$707	$643

NOTE 6. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. As of December 31, 2020, the Company met a milestone and had recorded $0.6 million in other receivables for the milestone that was met and $0.6 million in other long-term liabilities related to this grant. The Company received an aggregate of $0.6 million from CIRM in January and March 2021. As of September 30, 2022, the Company recorded $0.6 million in other long-term liabilities related to this grant. As of September 30, 2022, $1.7 million is available for future distribution to the Company under the grant upon achievement of milestones. In October 2022, the Company met the second milestone and will record $1.0 million in other receivables and $1.0 million in other long-term liabilities related to this grant.

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

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in March 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2022.

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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The Common Stock Warrants are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and will expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period. The fair value of $7.9 million of Common Stock Warrants was recognized as a liability on September 24, 2021, the Closing Date, based on the closing market price. 130 Common Stock Warrants have been exercised from the Closing Date through September 30, 2022.

The Company recognized a gain of $0.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and recognized a gain of $7.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.3 million and $7.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

The estimated fair value of the earnout liability was $0.1 million and $5.7 million as of September 30, 2022 and December 31, 2021, respectively, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 4. No triggering event occurred as of September 30, 2022. The Company recognized a gain of $0.4 million and $6.2 million for the three months ended September 30, 2022 and 2021, respectively, and recognized a gain of $5.6 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company entered into a 68-month operating lease for laboratory and office space in Redwood City, California, with a lease commencement date in September 2020. In January 2022, the Company amended its operating lease in Redwood City, California to add an additional 5,611 rentable square feet with a lease commencement date on March 1, 2022. The total additional lease payments for the extra space from the commencement date are estimated at $1.8 million. In March 2022, the Company entered into an agreement for 5,144 square feet of temporary office space in Redwood City, California, for use while the extra space leased in January 2022 was under construction. The Company paid $26,000 monthly for the temporary office space rent.

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized $1.6 million in leasehold improvements covered by these allowances as of December 31, 2021. As of September 30, 2022, $0.3 million of additional leasehold improvements covered by these allowances have been recognized. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

In addition to the construction management and supervision fee noted above, the Company pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s statements of operations and comprehensive loss, are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Lease cost
Operating lease cost	$454	$336
Short-term lease cost	129	248
Total lease cost	$583	$584

Supplemental information related to the Company’s operating leases is as follows:

	Nine Months Ended September 30,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$594	$91.1
Weighted average remaining lease term (years)	3.9	4.8
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of September 30, 2022 (in thousands):

Year ending December 31,	Amount
2022 (remainder)	$269
2023	1,121
2024	1,154
2025	1,189
2026	743
Total undiscounted lease payments	4,476
Less imputed interest	(622)
Total discounted lease payments	3,854
Less current portion of lease liability	(840)
Noncurrent portion of lease liability	$3,014

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using JSP191. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of JSP191. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of September 30, 2022, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. As of December 31, 2020, the Company had accrued $0.3 million related to the achievement of the first milestone under this agreement, which was paid in February 2021. In February 2022, the second milestone was achieved. The Company paid $0.3 million in March 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 7), pursuant to which the Company is required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products. All products were in development as of September 30, 2022, and no such royalties were due as of such date. The Company paid a $25,000 license maintenance fee in March 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022 and the year ended December 31, 2021, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2022 and December 31, 2021, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

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

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 37,073,346 shares of voting common stock, 911,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had shares of its common stock reserved for future issuance as follows:

	September 30,	December 31,
	2022	2021
Outstanding and issued common stock options	6,279,930	2,660,383
Common stock warrants	4,999,863	4,999,883
Shares available for grant under 2021 Equity Incentive Plan	3,889,106	4,422,480
Shares available for grant under 2022 Inducement Equity Incentive Plan	1,295,672	-
Shares available for grant under 2021 Employee Stock Purchase Plan	928,551	550,000
Outstanding restricted stock units	3,125	-
Total shares of common stock reserved	17,396,247	12,632,746

NOTE 11. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective upon the prior approval of Old Jasper’s board of directors and stockholders. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan, beginning on January 1, 2022. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of September 30, 2022, 5,906,146 shares were reserved for issuance under the 2021 Plan, of which 3,889,106 shares were available for future grant and 2,017,040 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of September 30, 2022, no shares have been issued under the ESPP and 928,551 shares were reserved and available for future issuance.

On March 14, 2022, the compensation committee of the board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of September 30, 2022, 3,000,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 1,295,672 shares were available for future grant and 1,704,328 shares were subject to an outstanding stock option.

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

Stock Options

The following table summarizes the activity under the 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan for the nine months ended September 30, 2022:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2022	4,422,480	2,660,383	$0.81	8.54	$18,731,908
Shares authorized	4,514,204
Options granted	(3,919,553)	3,919,553	$3.37
Options exercised	-	(37,387)	$0.71
Options cancelled/forfeited	262,619	(262,619)	$3.16
Balance, September 30, 2022	5,279,750	6,279,930	$2.31	8.05	194,469
Vested and expected to vest, September 30, 2022		6,279,930	$2.31	8.05	194,469
Exercisable – September 30, 2022		2,104,767	$1.05	6.84	145,143

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the nine months ended September 30, 2022 was $0.1 million.

The total fair value of options that vested during the nine months ended September 30, 2022 was $1.0 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $1.88 per share.

Future stock-based compensation for unvested options as of September 30, 2022 was $6.1 million, which is expected to be recognized over a weighted-average period of 2.9 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

During the nine months ended September 30, 2022, the Company granted 157,500 shares subject to performance-based stock options with the weighted-average exercise price of $2.71 which are included in the table above. As of September 30, 2022, 463,959 shares subject to the performance-based stock options with the weighted-average exercise price of $1.71 per share and weighted-average contractual life of 8.3 years were outstanding.

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at January 1, 2022	-	$-
Granted	94,972	$3.54
Vested	(91,847)	$3.54
Unvested restricted stock units at September 30, 2022	3,125	$3.54
Vested and unreleased	-	$-
Outstanding restricted stock units at September 30, 2022	3,125	$3.54

Unamortized stock-based compensation for restricted stock units as of September 30, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Employee Stock Purchase Plan

The first offering period commenced in June 2022 and will end in December 2022. The Company did not issue any shares of common stock under the ESPP as of September 30, 2022. The Company recorded $0.1 million in accrued liabilities related to contributions withheld as of September 30, 2022.

Unamortized stock-based compensation for shares issuable under the ESPP as of September 30, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$475	$80	$1,511	$337
Research and development	169	115	976	480
Total	$644	$195	$2,487	$817

The Company recognized $0.1 million of stock-based compensation expense related to performance-based options and RSUs during each of the three and nine months ended September 30, 2022, respectively. The Company recognized less than $0.1 million and $0.1 million of stock-based compensation expense related to performance-based options during the three and nine months ended September 30, 2021, respectively.

On March 15, 2022, William Lis, who had been serving as the Company’s Chief Executive Officer and Executive Chairman, transitioned to the position of non-employee Chairperson of the Board. During the three and nine months ended September 30, 2022, in connection with Mr. Lis’ transition, the Company recognized zero and $0.4 million, respectively, of general and administrative expense on certain stock options and RSUs granted to Mr. Lis for his Chief Executive Officer and Executive Chairman services to the Company.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022	2021
Expected term (in years)	6.01 – 6.08	1.00 – 6.08	5.29 – 6.08
Expected volatility	88.17% – 88.47%	43.25% – 88.47%	75.27% – 75.79%
Risk-free interest rate	2.99% – 3.27%	1.40% – 3.27%	0.65% – 0.80%
Expected dividend yield	—	—	—

No stock options were granted during the three months ended September 30, 2021.

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Expected term (in years)	0.50	0.50
Expected volatility	75.60%	75.60%
Risk-free interest rate	1.81%	1.81%
Expected dividend yield	—	—

NOTE 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(11,863)	$(3,412)	$(24,474)	$(21,580)
Denominator:
Weighted average common shares outstanding	37,983,458	5,696,303	37,913,135	3,775,454
Less: Weighted-average unvested restricted shares	(367,808)	(650,186)	(438,135)	(720,254)
Less: Shares subject to earnout	(1,050,000)	(79,891)	(1,050,000)	(26,923)
Weighted average shares used to compute basic and diluted net loss per share	36,565,650	4,966,226	36,425,000	3,028,277

Net loss per share attributable to common stockholders – basic and diluted	$(0.32)	$(0.69)	$(0.67)	$(7.13)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding and issued common stock options	6,279,930	2,721,557	6,279,930	2,721,557
Common stock warrants	4,999,863	-	4,999,863	-
Unvested restricted common stock	329,441	611,818	329,441	611,818
Outstanding RSUs	3,125	-	3,125	-
Total	11,612,359	3,333,375	11,612,359	3,333,375

NOTE 13. RELATED PARTIES

The Company entered into consulting agreements with two founders, who also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended September 30, 2022 and 2021, and $0.4 million and $0.2 million for the founders’ advisory and consulting services performed for the nine months ended September 30, 2022 and 2021, respectively. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 7) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

In December 2020, the Company entered into a material transfer agreement with Zai Lab Limited where both companies will collaborate on a research project and share total expenses of up to $0.3 million equally. The Company recorded zero and $36,000 as a reduction to research and development expenses for expenses reimbursed by Zai Lab Limited for the nine months ended September 30, 2022 and 2021, respectively. There were no such expenses incurred for the three months ended September 30, 2022 and 2021. The Company’s chairman is a board member of Zai Lab Limited.

NOTE 14. SUBSEQUENT EVENT

On November 10, 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent, as sales agent or principal, shares of its voting common stock from time to time.

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

Our drug development pipeline includes multiple product candidates designed to improve hematopoietic stem cell therapy. Our lead product candidate, JSP191, is in clinical development as a novel conditioning antibody that clears hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. We plan to initiate a registrational clinical study in acute myeloid leukemia (“AML”) patients undergoing stem cell transplantation by the end of the first quarter of 2023. Based on the single agent depletion observed in our Phase 1 study of myelodysplastic syndrome (“MDS”) patients undergoing stem cell transplant, we are also initiating a pilot study of JSP191 as a therapeutic in lower-risk MDS, which we expect to commence in the first quarter of 2023. Beyond JSP191, we are developing stem cell grafts transiently reprogrammed using mRNA that have a competitive advantage over endogenous hematopoietic stem cells (“HSCs”), enabling higher levels of engraftment designed to remove the need for highly toxic conditioning of the patient and lower the risk of other serious complications that limit current stem cell transplants. We plan to continue to expand our pipeline to include other novel stem cell therapies based on immune modulation, graft engineering and cell or gene therapies. Our goal is to expand the use of curative stem cell transplant and gene therapies for all patients, including children and the elderly.

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

Our lead product candidate, JSP191, is a monoclonal antibody designed to block the specific signal on stem cells required for survival. It is currently in development as a highly targeted conditioning agent prior to stem cell transplant and as a therapeutic agent in lower-risk MDS patients, which we expect to evaluate in a study commencing in the first quarter of 2023. We are sponsoring two clinical studies of JSP191 as a conditioning agent prior to stem cell transplant. The first clinical study is an open label Phase 1/2 trial in two cohorts of severe combined immunodeficiency (“SCID”) patients: patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes and newly diagnosed SCID patients. The primary endpoint in this study is to evaluate the safety and tolerability of JSP191. The secondary goal of this study is to evaluate the efficacy of JSP191 as a conditioning agent in conjunction with a stem cell transplant. Based on preliminary results from our ongoing Phase 1/2 clinical trial, we believe JSP191 has demonstrated the ability as a single agent to enable engraftment of donor HSCs as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Engraftment was observed in seven out of ten T-B-NK+ SCID patients with prior allogeneic transplant, as evidenced by CD15+ donor chimerism of more than 5% averaged from 12-24 weeks post-transplant. Increased naïve donor T cell production was observed in the majority of T-B-NK+ subjects, as well as clinical improvement. No JSP191 treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial by mid-2023.

The FDA has granted rare pediatric disease designation to JSP191 as a conditioning treatment for patients with SCID. In addition, the FDA granted orphan drug designation to JSP191 for conditioning treatment prior to hematopoietic stem cell transplantation.

We also are evaluating JSP191 in an open label Phase 1 clinical trial in patients with MDS or AML undergoing donor stem cell transplant, but ineligible for myeloablative conditioning. The primary endpoints are to evaluate the safety, tolerability, and pharmacokinetic parameters of JSP191. Data from the initial dose finding Phase 1a portion of this trial as well as the Phase 1b dose expansion cohort have been reported. Initial results from the first twenty-four patients show that 0.6 mg/kg JSP191-based conditioning was well-tolerated with all twenty-four patients achieving successful primary engraftment. These initial results also show that twelve of twenty Phase 1a and 1b patients with MRD at screening achieved clearance of multimodality MRD using three methods of detection: conventional cytogenetics, flow cytometry, and next generation sequencing. No JSP191 related serious adverse events have been reported. As of reporting of these initial results, four patients have come off study due to relapse or progression. We presented these data at the 2022 Transplant and Cellular Therapy (TCT) meeting on April 26, 2022.

We have entered into a clinical collaboration with Stanford University (“Stanford”) to study JSP191-based conditioning in patients with Fanconi anemia undergoing stem cell transplant. This study is currently open for patient recruitment and the first two Fanconi anemia patients receiving JSP191 achieved 100% donor chimerism with no treatment-adverse events or toxicities observed. These data were presented at the annual conference of the Inborn Errors Working Party (IEWP), a research group of the European Society of Blood and Marrow Transplantation, held on September 23-25, 2022, in Paris, France. We are also collaborating with the National Institutes of Health to conduct clinical trials of JSP191-based conditioning in patients with sickle cell disease (“SCD”), with chronic granulomatous disease (“CGD”) and with GATA-2 mutated MDS. We believe that JSP191 may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted JSP191-based conditioning may improve the efficacy and safety of gene therapies. We are working with Graphite Bio, Inc. (“Graphite Bio”) for gene therapy in patients with X-linked severe combined immunodeficiency (“X-SCID”) first as a non-clinical collaboration with an option to expand to clinical trials, as well as with AVROBIO, Inc. (“Avrobio”) for gene therapy in patients with Gaucher disease.

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

Our mRNA stem cell grafts platform is designed to overcome key limitations of stem cell transplant and stem cell gene therapy. By using mRNA delivery and/or gene editing, we believe we can transiently reprogram donor or gene corrected stem cells to have a transient proliferative and survival advantage over a patient’s existing cells. We believe our initial preclinical experiments demonstrate multiple different mRNAs can be used to improve engraftment of modified stem cells. One approach engineers mRNA stem cell grafts that express variants of CXCR4 designed to improve stem cell homing and engraftment in the bone marrow. Another approach leverages expression of a modified stem cell factor receptor that can lead to cell line proliferation independent of stem cell factor (“SCF”) concentration, enabling our mRNA stem cell grafts to outcompete unmodified HSCs through better survival and engraftment. Also, since JSP191 only blocks signaling through the stem cell factor receptor, these grafts are not affected by JSP191 when used in combination. Other initial experiments have shown that mRNA can be used to express these receptor variants on the cell surface. We have identified other potential receptor modifications that prevent the binding of JSP191 but retain the ability to bind SCF, therefore allowing the mRNA stem cell grafts to proliferate normally even in the presence of JSP191.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2022 and 2021, we incurred net losses of $24.5 million and $21.6 million, respectively. We generated negative operating cash flows of $33.2 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $91.8 million.

We had cash and cash equivalents of $51.0 million as of September 30, 2022. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, these funds would not be sufficient to fund our operations in the foreseeable future and we will need to raise additional financing. As a result, we concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.  We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Other Income, Net

Other income, net includes changes in the fair value of common stock warrant liability and earnout liability, which were recorded at the closing of the Business Combination, changes in the fair value of our derivative tranche liabilities, which were settled in February 2021, foreign currency transactions gains and losses, and interest income. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired.

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$9,022	$7,188	$1,834	26%
General and administrative	3,686	2,891	795	27%
Total operating expenses	12,708	10,079	2,629	26%
Loss from operations	(12,708)	(10,079)	(2,629)	26%
Change in fair value of earnout liability	422	6,226	(5,804)	-93%
Change in fair value of common stock warrant liability	155	450	(295)	-66%
Interest and other income (expense), net	268	(9)	277	*
Total other income, net	845	6,667	(5,822)	-87%
Net loss and comprehensive loss	$(11,863)	$(3,412)	$(8,451)	248%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$4,094	$4,997	$(903)	-18%
Consulting costs	1,299	665	634	95%
Other research and development costs, including laboratory materials and supplies	813	232	581	250%

Internal costs:
Personnel-related costs	1,849	1,234	615	50%
Facilities and overhead costs	967	60	907	*
Total research and development expense:	$9,022	$7,188	$1,834	26%

*	not meaningful

Research and development expenses increased by $1.8 million, from $7.2 million for the three months ended September 30, 2021 to $9.0 million for the three months ended September 30, 2022.

External clinical research organizations (“CRO”), contract manufacturing organization (“CMO”) and other third-party preclinical studies and clinical trials expenses decreased by $0.9 million, from $5.0 million for the three months ended September 30, 2021 to $4.1 million for the three months ended September 30, 2022. The decrease is primarily due to decreased CMO product development and manufacturing expenses. Expenses related to professional consulting services increased by $0.6 million, from $0.7 million for the three months ended September 30, 2021 to $1.3 million for the three months ended September 30, 2022. The increase is related to external consulting expenses incurred to supplement our research and development personnel. Other external research and development costs increased by $0.6 million from $0.2 million for the three months ended September 30, 2021 to $0.8 million for the three months ended September 30, 2022 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
JSP191 platform	$3,389	$3,297
MDS/AML clinical trial	1,358	1,215
SCID clinical trial	626	1,101
Other	833	281
Total external costs	$6,206	$5,894

Personnel-related costs increased by $0.6 million, from $1.2 million for the three months ended September 30, 2021 to $1.8 million for the three months ended September 30, 2022, due to an increase in headcount in our research and development organization in 2022 compared to the 2021 period. Employee stock-based compensation expenses were $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively.   Facilities and allocated overhead expenses increased by $0.9 million, as we commenced using our laboratory space from July 2021 and increased our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $2.9 million for the three months ended September 30, 2021 to $3.7 million for the three months ended September 30, 2022. Employee payroll and related expenses increased by $0.2 million, from $0.7 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses related to our employees and directors were $0.5 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Expenses related to professional services decreased by $0.2 million, from $1.9 million for the three months ended September 30, 2021 to $1.7 million for the three months ended September 30, 2022.

Other Income, Net

Total other income, net decreased by $5.9 million from $6.7 million for the three months ended September 30, 2021, to $0.8 million for the three months ended September 30, 2022.

As of September 30, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $0.2 million and $0.5 million of other income related to the change in fair value of common stock warrants for the three months ended September 30, 2022 and 2021, respectively, due to the decrease in the closing price of the warrants during the respective period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.4 million and $6.2 million of other income related to the change in the fair value of the earnout liability for the three months ended September 30, 2022 and 2021, respectively, mainly due to the decrease in our common stock price during the respective period.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$25,345	$16,764	$8,581	51%
General and administrative	12,104	7,987	4,117	52%
Total operating expenses	37,449	24,751	12,698	51%
Loss from operations	(37,449)	(24,751)	(12,698)	51%
Change in fair value of earnout liability	5,640	6,226	(586)	-9%
Change in fair value of common stock warrant liability	7,050	450	6,600	*
Change in fair value of derivative liability	-	(3,501)	3,501	-100%
Interest and other (expense) income, net	285	(4)	289	*
Total other income, net	12,975	3,171	9,804	309%
Net loss and comprehensive loss	$(24,474)	$(21,580)	$(2,894)	13%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$9,599	$9,937	$(338)	-3%
Consulting costs	3,450	2,445	1,005	41%
Other research and development costs, including laboratory materials and supplies	2,508	384	2,124	553%

Internal costs:
Personnel-related costs	6,261	3,865	2,396	62%
Facilities and overhead costs	3,527	133	3,394	*
Total research and development expense:	$25,345	$16,764	$8,581	51%

*	not meaningful

Research and development expenses increased by $8.5 million, from $16.8 million for the nine months ended September 30, 2021, to $25.3 million for the nine months ended September 30, 2022, mainly due to progression in the clinical trials, product development activities and hiring additional personnel.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses decreased by $0.3 million, from $9.9 million for the nine months ended September 30, 2021 to $9.6 million for the nine months ended September 30, 2022. Expenses related to professional consulting services increased by $1.0 million, from $2.4 million for the nine months ended September 30, 2021 to $3.4 million for the nine months ended September 30, 2022 and include costs related to external consulting incurred to supplement our research and development personnel. Other external research and development costs increased by $2.1 million from $0.4 million for the nine months ended September 30, 2021 to $2.5 million for the nine months ended September 30, 2022 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
JSP191 platform	$7,989	$7,525
MDS/AML clinical trial	3,346	2,619
SCID clinical trial	1,977	2,004
Other	2,245	618
Total external costs	$15,557	$12,766

Personnel-related costs increased by $2.4 million, from $3.9 million for the nine months ended September 30, 2021 to $6.3 million for the nine months ended September 30, 2022, as we continued hiring employees in our research and development organization. Employee stock-based compensation expenses were $0.9 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. Facilities and allocated overhead expenses increased by $3.4 million, as we commenced using our laboratory space from July 2021 and increased our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million, from $8.0 million for the nine months ended September 30, 2021 to $12.1 million for the nine months ended September 30, 2022. Employee payroll and related expenses increased by $1.7 million, from $1.7 million for the nine months ended September 30, 2021 to $3.4 million for the nine months ended September 30, 2022, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses related to our employees and directors were $0.8 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Expenses related to professional services increased by $1.5 million, from $4.9 million for the nine months ended September 30, 2021 to $6.4 million for the nine months ended September 30, 2022, due to increased spending on consulting, insurance costs, recruiting, legal, audit, accounting and other services to support our growing operations as a public company and as we continued to expand our operations to support our business strategy and product development.

Other Income, Net

Other income, net increased by $9.8 million, from $3.2 million for the nine months ended September 30, 2021 to $13.0 million for the nine months ended September 30, 2022.

As of September 30, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $7.1 million and $0.5 million of other income related to the change in fair value of common stock warrants for the nine months ended September 30, 2022 and 2021, respectively, due to the decrease in the closing price of the warrants during the respective period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $5.6 million and $6.2 million of other income related to the change in the fair value of the earnout liability for the nine months ended September 30, 2022 and 2021, respectively, mainly due to the decrease in our common stock price during the respective period.

We recognized a loss of $3.5 million during the nine months ended September 30, 2021 related to the change in fair value of our derivative tranche liability and did not have such expense in the 2022 period, as the derivative was settled in February 2021 and was no longer outstanding.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, we funded our operations primarily from the issuance of redeemable convertible preferred stock shares and the issuance of convertible promissory notes. We received net cash proceeds of $95.3 million at the closing of the Business Combination, which includes the remaining cash in our trust account after redemptions and the payment of the closing costs and $100.0 million received from the PIPE Investors. As of September 30, 2022, we had $51.0 million of cash and cash equivalents.

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time.

Future Funding Requirements – Going ConcernSM

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2022, we had an accumulated deficit of $91.9 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of these condensed consolidated financial statements. We expect to finance our future cash needs through public or private equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(33,212)	$(19,094)
Net cash used in investing activities	(494)	(1,717)
Net cash provided by financing activities	27	101,878
Net (decrease) increase in cash and cash equivalents and restricted cash	$(33,679)	$81,067

Cash Flows Used in Operating Activities

Net cash used in operating activities was $33.2 million and $19.1 million for the nine months ended September 2022 and 2021, respectively.

Cash used in operating activities in the nine months ended September 30, 2022 was primarily due to our net loss for the period of $24.5 million, adjusted by non-cash net gain of $9.3 million and a net change of $0.5 million in our net operating assets and liabilities. The non-cash amounts consisted of $12.7 million net gain related to the changes in fair value of common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $2.5 million related to stock-based compensation expense, $0.7 million related to depreciation and amortization expense and $0.2 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.7 million in prepaid expenses and other current assets, a decrease of $0.1 million in other non-current assets and an increase of $0.1 million in other non-current liabilities, partially offset by a decrease of $0.8 million in accounts payable, a decrease of $0.4 million in operating lease liabilities and a decrease of $0.1 million in accrued expenses and other current liabilities.

Cash used in operating activities in the nine months ended September 30, 2021 was primarily due to our net loss for the period of $21.6 million, adjusted by non-cash net gain of $2.0 million and a net change of $4.5 million in our net operating assets and liabilities. The non-cash net gain consisted of $3.2 million net gain related to the changes in fair value of a derivative liability, common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $0.8 million related to stock-based compensation expense, $0.2 million related to depreciation and amortization expense and $0.2 million related to non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $3.2 million in accrued expenses and other current liabilities, and an increase in accounts payable of $1.2 million due to the timing of payments to our vendors.

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.5 million and $1.7 million for the nine months ended September 2022 and 2021, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was less than $0.1 million, which consisted of cash received from exercised of stock options.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contracts terminations and do not have any non-cancellable obligations under these agreements as of September 30, 2022.

We have contractual obligations and commitments as described in Note 9, “Commitments and Contingencies”, within our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Leases

In August 2020, we leased approximately 7,781 square feet of space for our headquarters in Redwood City, California. In January 2022, we amended our lease agreement and added 5,611 square feet, previously leased on a month-to-month basis, to our lease agreement. The lease will expire in August 2026, but we have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of September 30, 2022, our rent commitments under the amended lease agreement are $1.1 million within the next 12 months from September 30, 2022 and $3.4 million for the remainder of the lease term.

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

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following November 22, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $51.0 million as of September 30, 2022, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of September 30, 2022. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

Foreign Currency Exchange Risk

All of our employees are currently located in the United States; however, we do utilize certain vendors outside of the United States for our manufacturing of drug substances and clinical supplies. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% chance in exchange rates during any of the periods presented would not have a material effect on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and in the future our clinical trial costs. We believe that inflation has not had a material effect on our interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Risks Related to Our Financial Position and Need for Additional Capital, including, among others, that:

●	We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

●	As a result of our history of losses and negative cash flows from operations, our consolidated financial statements contain a statement regarding a substantial doubt about our ability to continue as a going concern.

●	Risks Related to Discovery, Development, Manufacturing and Commercialization, including, among others, that:

●	We are substantially dependent on the success of our most advanced product candidate, JSP191. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including JSP191, in a timely manner or at all, our business will be harmed.

●	We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

●	mRNA stem cell grafts are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create mRNA stem cell grafts are unproven and may never lead to marketable products.

●	If any of our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidate, limit our commercial potential or result in significant negative consequences following any potential marketing approval.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities. In addition, our clinical trials to date have been limited in scope, and results received to date may not be replicated in expanded or additional future clinical trials.

●	We have never obtained regulatory approval for a drug, may never receive regulatory approval for any of our product candidates, and may therefore never generate revenues from product sales.

●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

●	Risks Related to Regulatory Review, including, among others, that:

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

●	Stem cell transplant is a high-risk procedure with curative potential that may result in complications or adverse events for patients in our clinical trials or for patients that use any of our product candidates, if approved.

●	Risks Related to Our Relationships with Third Parties, including, among others, that:

●	We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We currently rely on a single manufacturer for our clinical supply of our product candidates. In the event of a loss of this manufacturer, or a failure by such manufacturer to comply with FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of our current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

●	Risks Related to Our Intellectual Property, including, among others, that:

●	We are highly dependent on intellectual property licensed from third parties, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	Our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology.

●	Risks Related to Ownership of Our Common Stock and Warrants, including, among others, that we will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

*We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through hematopoietic stem cell therapy and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the nine months ended September 30, 2022 and 2021, we reported net losses of $24.5 million and $21.6 million, respectively. For the nine months ended September 30, 2022 and 2021, we reported negative operating cash flows of $33.2 million and $19.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $91.9 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of September 30, 2022, our cash and cash equivalents were $51.0 million and we had an accumulated deficit of $91.9 million. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on October 7, 2022, and which was declared effective on October 18, 2022 and will expire on October 18, 2025. We may use the shelf registration statement on Form S-3 to offer from time to time up to $150.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). However, for so long as the aggregate market value of our outstanding common stock held by non-affiliates is less than $75.0 million, in no event will we be able to sell securities pursuant to the shelf registration statement (including pursuant to the ATM Offering) with a value more than one-third of the aggregate market value of our common stock held by non-affiliates in any 12-month period.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond the 12-month period from the issuance date of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

As of December 31, 2021, we had net operating loss carryforwards for federal income tax purposes of $53.1 million that can be carried forward indefinitely. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $45.4 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including our business combination with AMHC that was completed in September 2021 (the “Business Combination”) and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from our inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to our Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021. However, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2021.

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

*Our product candidates are complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates, or otherwise harm our business.

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

Moreover, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. Specifically, our clinical trial protocols for JSP191-based conditioning include the administration of fludarabine, and the FDA recently reported a shortage of fludarabine. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

Collaborations involving our current or future product candidates or research programs pose numerous risks to us, including the following:

●	Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●	Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	Collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such products;

●	Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●	Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

●	We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control; and

●	Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Further, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom, however, the European Commission may suspend the Adequacy Decision if it considers that the United Kingdom no longer provides for an adequate level of data protection. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

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

In September 2018, California enacted Senate Bill 826 (“SB 826”), which generally required public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of decision, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

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

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.

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

As of September 30, 2022, we had 36 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from September 24, 2021, the date of the closing of the Business Combination, to September 30, 2022, our closing stock price ranged from $0.789 to $16.42 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of September 30, 2022, our directors and executive officers and their affiliates beneficially owned approximately 36.6% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, The Nasdaq Stock Market LLC (“Nasdaq”) will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees.

On November 3, 2022, we received written notice from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until May 2, 2023, to regain compliance. The written notice states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before May 2, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by May 2, 2023, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by May 2, 2023. If we do not regain compliance with Rule 5550(a)(2) by May 2, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

We are an “emerging growth company” as defined in Section 2(a)(19) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following November 22, 2024, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be; there may be a less active trading market for our securities; and the trading prices of our securities may be more volatile.

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

As of September 30, 2022, options to purchase an aggregate of 2,561,687 shares of our common stock were outstanding that were previously issued under the Jasper Therapeutics, Inc. 2019 Equity Incentive Plan (the “2019 EIP”). We assumed the 2019 EIP in connection with the Business Combination and no further awards will be granted under the 2019 EIP. However, shares of our common stock subject to outstanding awards granted under the 2019 EIP that (a) are not issued because the award or any portion of the award expires or otherwise terminates without all of the shares covered by the award having been issued, (b) are withheld or reacquired to satisfy the exercise, strike or purchase price or (c) are withheld or reacquired to satisfy a tax withholding obligation will also be added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan. As of September 30, 2022, a total of 106,268 shares of common stock had been added to the number of shares of our common stock available for issuance pursuant to the Equity Incentive Plan as a result of the cancellation of certain options previously granted under the 2019 EIP.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination, certain of our stockholders can demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We filed a registration statement on October 18, 2021, which was first amended on March 29, 2022 and further amended on October 7, 2022, in order to satisfy the foregoing obligations and we have currently registered for resale an aggregate of 31,019,499 shares of our common stock, including up to 4,999,863 shares of our common stock issuable upon exercise of our outstanding warrants. The registration of these securities permits the public sale of such securities, subject to certain contractual restrictions on transfer imposed by the Amended and Restated Registration Rights Agreement and the Business Combination Agreement, which contractual restrictions on transfer terminated on March 23, 2022. The presence of these additional shares of our common stock trading in the public market may have an adverse effect on the market price of our securities.

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

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our Certificate of Incorporation and Second Amended and Restated Bylaws (our “Bylaws”) could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Outstanding warrants to purchase shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of September 30, 2022, Public Warrants to purchase 4,999,863 shares of our common stock were outstanding. The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock (the “Shares”), from time to time (the “Offering”). However, we will not be able to sell any Shares until we file a prospectus supplement for the Offering.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the Agent may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Agent will use its commercially reasonable efforts, consistent with its sales and trading practices, to solicit offers to purchase the Shares under the terms and subject to the conditions set forth in the Sales Agreement.

We have no obligation to sell any of the Shares, and may at any time suspend offers under the Sales Agreement. The Offering will terminate upon the termination of the Sales Agreement as permitted therein. We and the Agent may each terminate the Sales Agreement at any time upon ten days’ prior notice.

Under the terms of the Sales Agreement, we will pay the Agent commissions, in cash, for its service in acting as agent in the sale of the Shares. The Agent will be entitled to compensation at a commission rate of 3.0% of the sales price per Share sold under the Sales Agreement. We will also reimburse the Agent for certain expenses incurred in connection with the Sales Agreement, and agreed to provide indemnification and contribution to the Agent against certain civil liabilities, including liabilities under the Securities Act.

We currently intend to use any net proceeds from the Offering for general corporate purposes, which may include capital expenditures, working capital and general and administrative expenses.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the copy of the Sales Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The representations, warranties and covenants contained in the Sales Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Sales Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Sales Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Sales Agreement, and not to provide investors with any other factual information regarding us or our business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the Securities and Exchange Commission.

The disclosures in Part II, Item 5 of this Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the Shares, nor shall there be any offer, solicitation, or sale of the Shares in any state or country in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or country.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	9/29/2021	3.2

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1*	Controlled Equity OfferingSM Sales Agreement, dated as of November 10, 2022, by and between the Registrant and Cantor Fitzgerald & Co.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jeet Mahal
Jeet Mahal
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)