Form 10-K
period 2022-12-31
Jasper Therapeutics, Inc.
filed 2023-03-08
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $48.7 million based on the closing price of the registrant’s common stock on June 30, 2022 of $1.93 per share, as reported by the Nasdaq Capital Market.

As of February 28, 2023, the number of shares of the registrant’s common stock outstanding was 109,383,173 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hemopoietic stem cells. We are focused on the development and commercialization of safer and more effective therapeutic agents for diseases such as Chronic Spontaneous Urticaria (“CSU”), Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and novel conditioning regimens for stem cell transplantation and ex-vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation.

Our drug development pipeline includes multiple product candidates designed to target mast and/or hematopoietic stem cells. Our lead product candidate, briquilimab (formerly known as JSP191), is in clinical development as a novel therapeutic antibody that targets mast and stem cells in various diseases and as a conditioning agent to clear hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. We are also developing engineered hematopoietic stem cells product candidates reprogrammed using mRNA delivery (“mRNA stem cell platform”) and gene editing that have a competitive advantage over endogenous hematopoietic stem cells (“HSCs”) because they may permit higher levels of engraftment without the need for toxic conditioning. We also plan to continue to expand our pipeline to include other novel mast and stem cell therapies based on immune modulation, graft engineering or cell and gene therapies. Our goal is to expand the use of therapeutic agents targeting mast and stem cells as well as to expand curative stem cell transplants and gene therapies for all patients, including children and the elderly.

Mast cells are immune cells that play a key role in the inflammatory response to pathogens or injury and are typically found in the skin, lungs, digestive track, conjunctiva of the eye and the mucosal linings of the mouth and nose. Typically, mast cells are triggered by a specific antigen or antibody interaction to release histamine, a variety of cytokines and other chemical mediators in order fight a potential infection and to recruit additional types of immune cells to aid in the body’s response. However, with certain diseases, such as CSU, chronic inducible urticaria, allergic asthma, prurigo nodularis and eosinophilic esophagitis, the mast cell response is dysregulated and may lead to unwanted responses such as hives, airway constriction or conjunctivitis. Current therapeutic approaches to controlling mast cell response include anti-histamines to counteract the release of histamine by activated mast cells and anti-IgE antibody therapy to try to eliminate the antibodies responsible for triggering mast cell activation. We believe that new chronic therapies that target mast cells could be beneficial in treating many diseases that are a function of mast cell dysfunction.

Myelodysplastic syndromes (“MDS”) are a mixed group of hematological disorders characterized by decreased production of healthy blood and/or immune cells by the hematologic stem cells and eventual progression to Acute Myeloid Leukemia (“AML”). Patients with LR-MDS are typically treated with blood transfusions to augment poor bone marrow stem cell function or with growth factors, such as erythropoietin, to stimulate any remaining healthy bone marrow cells to increase production of blood or immune cells. The goals of current treatments are to delay the progression of the disease to AML and for an eventual donor stem cell transplant for eligible patients. We believe that novel approaches that directly target the diseased stem cells in the bone marrow of MDS patients may lead to better clinical outcomes such as decreased need for blood transfusions, decreased use of growth factors, and delayed disease progression.

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

Currently, patients must receive highly toxic and potentially life-threatening conditioning agents to prepare their bone marrow for transplantation with either donor stem cells or their own gene-edited stem cells. Younger, fitter patients capable of surviving these toxic side effects are typically given myeloablative, or high-intensity, conditioning whereas older or less fit patients are typically given reduced intensity, but still toxic, conditioning which leads to less effective transplants. These toxicities include a range of acute and chronic effects to the gastrointestinal tract, kidneys, liver, lung, endocrine and neurologic tissues. Depending upon the conditioning regimen, fitness of the patient, and compatibility between the donor and recipient, the risk of transplant-related mortality ranges from 10% to more than 50% in older patients. Less toxic ways to condition patients have been developed to enable transplant for older patients or those with major comorbidities, but these regimens risk less potent disease elimination and higher rates of disease relapse. Even though stem cell therapy can be one of the most powerful forms of disease cure, these limitations of non-targeted conditioning regimens have seen little innovation over the past decade. We believe that novel targeting approaches to stem cell conditioning have the potential to reduce toxicities associated with current regimens and expand the use of allogeneic and gene modified transplant in multiple diseases.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 receptor on mast and stem cells. The SCF/CD117 pathway is a survival signal for mast and stem cells and we believe that blocking this pathway may lead to depletion of these cells from skin and bone marrow environments. Currently, we are developing briquilimab as chronic therapy for CSU and LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in various stem cell transplant settings such as severe combined immunodeficiency (“SCID”) for which we are currently conducting a Phase 1/2 clinical trial in patients who have failed a previous stem cell transplant. Briquilimab is also being studied by our academic and institutional partners, Stanford University and National Institutes of Health (“NIH”), in other transplant settings, including Fanconi Anemia (“FA”), sickle cell disease (“SCD”), chronic granulomatous disease (“CGD”) and GATA-2 Type MDS.

We are planning to evaluate briquilimab as a therapeutic in patients with CSU, a disorder of mast cells in the skin. Patients with CSU experience swelling, redness and itching of the skin that lasts at least six weeks due to either an unknown cause, Type I autoimmunity with Immunoglobulin E antibodies (“IgE”) against self or Type IIb autoimmunity with activating antibodies directed at mast cells. The U.S. Food and Drug Administration (the “FDA”)-approved drug therapy for CSU includes second generation H1-antihistamines for first line use followed by consideration for use of omalizumab, a monoclonal antibody directed at circulating IgE. The biologic rationale for both of these therapies is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells and omalizumab is designed to reduce IgE, which are thought to trigger mast cell activation. Based on preclinical and human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin, we believe that briquilimab could be effective therapy for CSU patients. We intend to study briquilimab monotherapy in CSU patients who are refractory to anti-histamine therapy.

We also plan to evaluate briquilimab as a therapeutic for certain patients with proliferative disorders of hematopoietic stem cells. MDS is a heterogeneous disorder of the bone marrow that typically occurs in an older population and can progress to AML. The Revised International Prognostic Scoring System (“IPSS-R”) is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred for a stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and Graft vs Host Disease (“GvHD”) outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which are associated with poor survival rates. ESA-refractory lower-risk MDS patients have few treatment options and are a clinical unmet need.

Briquilimab and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies of non-human primates (“NHPs”) and healthy human volunteers, administration of a single dose of briquilimab resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Additional recent clinical data in MDS patients undergoing stem cell transplants showed depletion of hematopoietic stem cells after administration of briquilimab alone. By depleting diseased and healthy hematopoietic stem cells, we believe that briquilimab may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis. We intend to study briquilimab monotherapy in lower-risk MDS patients with documented cytopenia who are refractory to ESA therapy.

We are also developing briquilimab for SCID. Due to genetic errors at birth, SCID patients do not possess fully functional immune systems, which results in chronic infections, failure to thrive and significantly decreased lifespans. If available, these patients are typically given a transplant from a close relative with the goal of allowing healthy donor stem cells to establish in the patient’s bone marrow, leading to production of normal immune cells. However, stem cell transplants are not universally successful. SCID patients with poor transplant outcomes are typically dependent on external therapies such as intravenous immunoglobin (“IVIG”) and often have poor immunity, leading to chronic infections and decreased lifespans. SCID patients who fail transplant are not usually given a second transplant due to their fragile health and the significant toxicities of current conditioning agents.

We are currently conducting an open label Phase 1/2 clinical trial in SCID patients with a history of a prior allogeneic transplant for SCID but with poor graft outcomes. The primary goals of the study are to evaluate the safety of briquilimab in this population and to assess successful donor transplantation leading to improved immune function. Based on preliminary results from the ongoing trial, we believe briquilimab has demonstrated the ability to enable engraftment of donor HSCs as a single agent as determined by donor chimerism, or the percentage of bone marrow cells in the patient that are of donor origin after transplant. Seven out of the first ten T cell-negative, B cell-negative (“T-B-”) SCID patients with prior allogeneic transplant achieved donor engraftment, naïve donor T cell production and demonstrated preliminary clinical improvement after re-transplantation using briquilimab-only conditioning. No briquilimab treatment-related serious adverse events (“SAEs”) have been reported to date and pharmacokinetics have been consistent with earlier studies in healthy volunteers. We expect to complete enrollment in this Phase 1/2 clinical trial in 2023.

The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. In addition, both the FDA and the European Medicines Agency (“EMA”) have granted orphan drug designation to briquilimab for conditioning treatment prior to hematopoietic stem cell transplantation.

We also are evaluating briquilimab in an open label Phase 1 clinical trial of donor stem cell transplant in patients with MDS or AML. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of briquilimab. In this clinical trial, 0.6 mg/kg briquilimab-based conditioning was well tolerated in all 31 MDS/AML patients as of December 31, 2022. Furthermore, it led to successful engraftment as demonstrated by sustained blood neutrophil count of >500 x 10^6 / L (Wolff 2002) in all 31 patients. Additionally, at one year post-transplant, eight of the twelve AML patients on study were alive and disease-free, without trace evidence of leukemic cells, or minimal residual disease (“MRD”) as detected by cytogenetics, flow cytometry or next-generation sequencing, a secondary endpoint of the clinical study. No briquilimab-related SAEs have been reported. Among the twelve AML patients, three patients had disease relapse and one patient came off study due to late onset Grade 3 acute GvHD. We expect to present additional data from this study, including data from the MDS patients, in 2023.

We have entered into a clinical collaboration with Stanford University (“Stanford”) to study briquilimab-based conditioning in patients with FA with bone marrow failure and who are eligible for stem cell transplant. This study is currently open for patient recruitment. The first two patients enrolled in this study have been transplanted and show 100% donor myeloid chimerism, a measurement of transplant efficacy, along with recovery of normal blood counts. We are also collaborating with the NIH to conduct clinical trials of briquilimab-based conditioning in patients with SCD, with CGD and with GATA-2 mutated MDS. The first three patients in the SCD study have shown full myeloid chimerism and increased production of hemoglobin compared to their pre-transplant baseline. We believe that briquilimab may also be useful for conditioning in allogenic transplant for other diseases beyond which we are currently studying, including autoimmune diseases. We also believe that targeted briquilimab-based conditioning may improve the efficacy and safety of gene therapies.

Our mRNA stem cell platform is designed to overcome key limitations of stem cell transplant and stem cell gene therapy. By using mRNA delivery and/or gene editing, we believe we can reprogram donor or gene corrected stem cells to have a transient proliferative and survival advantage over the patient’s existing cells. We believe our initial preclinical experiments demonstrate that multiple different mRNAs can be used to improve engraftment of modified stem cells. One example is mRNA stem cell grafts that express certain variants of CXCR4, a cell surface protein involved in cellular homing to the bone marrow, which may lead to improved stem cell homing and engraftment in the bone marrow. Another example includes expression of a modified stem cell factor receptor that can lead to cell line proliferation independent of SCF concentration, enabling our mRNA stem cell grafts to outcompete unmodified HSCs through better survival and engraftment. Also, since briquilimab only blocks signaling through the SCF receptor, these mRNA stem cell grafts are not affected by briquilimab when used in combination. Other initial experiments have shown that mRNA can be used to express these receptor variants on the cell surface. We have also identified other potential receptor modifications that prevent the binding of briquilimab but retain the ability to bind SCF, therefore allowing the mRNA stem cell grafts to proliferate normally even in the presence of briquilimab.

We intend to become a fully integrated discovery, development and commercial company in the field of mast and stem cell therapeutics. We are developing our product candidates to be used individually or, in some cases, in combination with one another. For example, we believe our pipeline could be tailored to the patient-specific disease so that a patient may receive more than one of our therapies as part of his or her individual allogeneic or gene-edited stem cell therapy. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to advance our pipeline and innovate through our research platform.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford for the right to use briquilimab in the clearance of stem cells prior to the transplantation of HSCs. We also entirely own the intellectual property for our mRNA stem cell platform, which has been internally developed.

Our Product Pipeline

We are developing a portfolio of novel product candidates that we believe have the potential to meaningfully improve chronic mast and stem cell therapy for patients with certain blood disorders and autoimmune diseases. Additionally, we believe our product candidates have the potential to allow more patients with debilitating or life-threatening diseases to access a one-time, transformative blood and immune reset through transplant with better outcomes and reduced risk of toxicity and mortality versus current technologies. We are developing our product candidates so that they can be used individually or in combination with one another, such that patients may receive more than one of our therapies as part of their individual transplant journey. In addition to our first set of clinical product candidates, we are in the process of identifying several other potential candidates from our mRNA-modified hematopoietic stem cell platform.

Briquilimab

We believe briquilimab is a unique, humanized, monoclonal antibody that targets the underlying biology of mast cell and stem cell survival pathways to potentially improve the efficacy and safety of hematopoietic stem cell transplantation. Briquilimab is in development as a chronic therapy in CSU and LR-MDS, as well as a conditioning agent to clear hematopoietic stem cells from the bone marrow prior to transplant. Briquilimab binds to human CD117, a receptor for SCF, which is expressed on the surface of mast cells and hematopoietic stem and progenitor cells. The interaction of SCF and CD117 is required for mast and stem cells to survive. By blocking SCF from binding to CD117 and disrupting critical survival signals, briquilimab leads to the depletion of mast cells in the skin and stem cells in the bone marrow. Briquilimab is in development as a conditioning agent, both as a single agent and in combination with existing agents depending on the need in a particular transplant setting.

Briquilimab as a Primary Therapeutic for Disorders of Mast Cells

Mast cells are primary cells of the immune system derived from hematopoietic stem cells in the bone marrow. Mast cells store a number of different chemical mediators such as tryptase, histamine, interleukins and heparin in granules found throughout the cell. When triggered by an allergen specific to membrane-bound IgE antibodies, the mast cells are activated and release the content of the granules into the surrounding tissue. These chemical mediators attract other immune cells to help with any response as well as produce a local allergic reaction consisting of inflammation, swelling, contraction of smooth muscle and increased mucus secretion. Mast cells are usually long-lived and found at boundaries to the external environment such as the skin, mucosal surfaces of the gut and lungs and eye.

Dysfunctional regulation and activation of mast cells is thought to be a significant driver of multiple diseases, including urticarias, asthma, prurigo nodularis, allergic eye disease and others. Each of these diseases has been shown to have local concentrations of mast cells, cellular response consistent with mast cell degranulation and disease modification with use of anti-histamines. Unfortunately, currently approved agents targeting mast cells in these diseases are ineffective in many patients, leading to continued high disease burden.

Briquilimab blocks signaling on the CD117 receptor by inhibiting the binding of SCF, the ligand for the CD117 receptor. The interaction of SCF/CD117 on mast cells is critical for development, proliferation and survival. Without continued signaling through CD117, mast cells will undergo apoptosis and die. We have shown that a subcutaneous dosing of briquilimab leads to depletion of mast cells in the skin of healthy human volunteers for at least 29 days after a single administration. We believe that depletion of mast cells in the skin of patients with urticaria or prurigo nodularis and in the lungs of patients with allergic asthma has the potential to lead to improved disease control for those patients without adequate response to current therapies.

We intend to study briquilimab monotherapy in patients with CSU who are refractory to second generation anti-histamine agents. We plan to file an investigational new drug (“IND”) application with the FDA in the second quarter of 2023 with a potential study start in the third quarter of 2023.

Briquilimab as a Primary Therapeutic for Proliferative Disorders of the Stem Cells

A transforming event in hematopoietic stem cells can produce several different malignancies. Cancer stem cells can self-renew, have a prolonged survival rate and have the ability to give rise to cells with more differentiated characteristics. The idea that cancer is primarily driven by a smaller population of stem cells has important implications. For instance, many chemotherapies can shrink tumors or deplete downstream differentiated cells, but if the chemotherapies do not kill the cancer stem cells, the tumor will grow back.

It has been shown that HSCs are the disease-initiating cells in cancers like MDS and that these pathogenic MDS HSCs outcompete normal HSCs present in the bone marrow of affected patients. Furthermore, these disease-initiating HSCs express CD117 and anti-CD117 antibodies can target and eradicate these pathogenic cells. This is especially significant in a disease like MDS where available therapies either lack disease-modifying activity or possess off-target toxicity, which prevents their use in older and/or fragile individuals who comprise most of the patients affected by MDS. Development of anti-CD117 monoclonal antibodies, which might be safely used to target MDS clones, would represent a major step forward for the treatment of this disease.

We plan to evaluate briquilimab as a therapeutic for certain MDS patients. The IPSS-R is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred to stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and GvHD outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an ESA to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which are associated with poor survival rates. ESA refractory lower-risk MDS patients have few treatment options and are a clinical unmet need.

Briquilimab and other anti-CD117 monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. In studies in NHPs and healthy human volunteers, administration of a single dose of briquilimab resulted in depletion of healthy hematopoietic stem cells followed by recovery in approximately six weeks. Dr. Wendy Pang demonstrated at Stanford that briquilimab is capable of depleting MDS HSCs in vivo in a xenografted mouse model. New data from our MDS/AML trial of briquilimab as a conditioning agent have revealed that the antibody can have a direct depletion effect on CD34+CD45RA-CD117+ cells prior to administration of fludarabine or radiation. By depleting diseased and healthy hematopoietic stem cells, we believe that briquilimab may allow for preferential recovery of healthy hematopoietic stem cells and restoration of normal hematopoiesis.

We intend to study briquilimab monotherapy in lower-risk MDS patients with documented cytopenia who are refractory to ESA therapy. We plan to run the primary treatment study under the existing new drug application for MDS/AML and anticipate enrollment to begin in this single arm clinical trial in the first half of 2023.

mRNA Stem Cell Platform

Our mRNA stem cell grafts are designed to overcome key limitations of allogeneic donor and autologous gene-edited stem cell transplants. By delivering mRNA or modifying DNA, leading to expression of a modified receptor or protein, we can reprogram donor or gene-edited stem cells to have a transient proliferative and survival advantage over the patient’s existing cells to permit higher levels of engraftment without the need for toxic conditioning of the patient. mRNA stem cell grafts have the potential to eliminate the need for donor T-cells, B-cells and NK-cells which are needed in unmodified donor HSC grafts to permit robust engraftment but can lead to GvHD, where the donor cells attack the patient’s tissues, resulting in the need for long-term immunosuppression therapies.

Our Strategy

Our goal is to bring curative allogeneic and autologous hematopoietic cell transplant (“HCT”) and gene therapy to more people by developing compounds that can make it safer and more effective. As part of our strategy, we aim to:

Build a leading biotechnology company to enable cures via immune modulation, graft engineering and cell and gene therapies. We are bringing together a team of biotech veterans, leading academic institutions and a strong syndicate of healthcare-focused investors to achieve our vision of developing improved therapeutics for mast and stem cell diseases and improved stem cell transplantation.

Advance the development of briquilimab as a chronic therapeutic targeted at mast and stem cell diseases. We are targeting disorders of mast and stem cells, including CSU and LR-MDS, with briquilimab as a repeat dose therapy. We believe that briquilimab may also be effective in other diseases of the mast or stem cell and we may consider expanding our efforts in additional indications.

Continue to develop briquilimab as a novel, targeted pre-transplant conditioning agent enabling more efficacious and safer HCT. Starting with our lead product candidate, briquilimab, we are advancing the field of HCT to address effective and safe pre-transplant conditioning in hematologic monogenic and malignant disorders as well as in autoimmune disease and gene therapy. Our initial focus is on SCID, AML, MDS and autologous gene-edited stem cell transplants.

Advance our mRNA platform to overcome the limitations of current allogeneic and autologous gene-edited stem cell transplants. We are developing enhanced stem cell therapies with transient proliferative advantages, which we believe may translate to superior efficacy and reduced GvHD compared to current standard of care therapies in allogenic and autologous gene therapy transplants.

Commercialize our product candidates to expand the use of effective and safe mast and stem cell therapies for patients and physicians in our target markets. If approved, we plan to bring our product candidates to the American, European and Japanese markets, focusing on the top physicians and accredited transplant centers and hospital-based prescribers who administer the majority of mast and stem cell therapies.

Form and strengthen strategic collaborations with leading industry and academic organizations to further develop our pipeline, unlock the commercial potential of our portfolio and provide enabling technologies for gene therapy collaborators. We intend to continue collaborations with our existing partners and enter new strategic partnerships to develop additional candidates, generate evidence, and commercialize new products in the field of mast and stem cell therapies.

Our History and Team

Jasper was founded by Dr. Judith Shizuru, Professor of Medicine and Pediatrics at Stanford University, and Dr. Susan Prohaska, a Stanford-trained immunologist, stem cell biologist and drug developer, with the goal of bringing curative hematopoietic stem cell transplantation to more people by making it safer and more effective. We unite technologies from Stanford University and Amgen via expertise in stem cell transplantation, stem cell biology and drug development. Building on bone marrow niche-clearing technology from Stanford and with our lead compound briquilimab, Dr. Shizuru initiated a clinical program funded by the California Institute for Regenerative Medicine to safely condition patients with SCID prior to hematopoietic cell transplantation.

We have assembled a management team of experienced biopharma industry veterans. With this leadership, we believe we are well positioned to achieve our vision of revolutionizing hematopoietic cell transplantation with safer conditioning regimens. Ron Martell, our Chief Executive Officer, is an experienced biopharma veteran who has extensive experience in cellular therapies and oncology drug development. Prior to joining Jasper, Mr. Martell served as the President and CEO of MorphImmune, Inc., a private platform company advancing a highly specific targeting technology that uses a ligand-linked payload to reprogram the immune system. Previously, he was President and CEO of Nuvelution Pharma. He was also Co-Founder and Executive Chairman of Indapta, Orca Bio and Co-Founder and CEO of Achieve Life Sciences, where he led the merger of the company with Oncogenex. Mr. Martell has served as the CEO of three public biopharmaceutical companies, including Sevion and NeurogesX, and has overseen billions of dollars in industry transactions. Earlier in his career, Mr. Martell served as Senior Vice President of Commercial Operations at ImClone Systems, where he was instrumental in deals with Bristol-Myers Squibb and Merck KGaA and built ImClone Systems’ worldwide operations to market and commercialize Erbitux®. He also served in various leadership positions with Genentech where, as Group Manager, Oncology, he was responsible for building the company’s oncology franchise, including the launch of Herceptin® and Rituxan®.

Members of our management team have held leadership positions at companies that have successfully discovered, developed, and commercialized therapies for various cancers and devastating rare diseases. These companies include Roche, Johnson & Johnson, Genentech, Bristol-Myers Squibb, Imclone, Amgen, Portola, Alexion and many others.

Background on Hematopoietic Stem Cell Therapy

HCT is among the most widely practiced forms of cellular therapy and has the potential to cure a wide variety of diseases. Currently, its use is limited to patients with severe disease burden due to the toxicities of current non-targeted conditioning regimens and the limitations of the transplant grafts themselves.

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

In an allogeneic transplant, used for conditions such as acute leukemias, MDS, genetic diseases and certain autoimmune diseases, patients receive cells from a stem cell donor. The preferred donor is a biological relative who has a well-matched immune system. The second option is a matched unrelated donor identified through a bone marrow donor registry. Transplant outcomes are not optimal with mismatched donors.

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

Current State of Hematopoietic Stem Cell Grafts

Hematopoietic stem cell grafts currently have limitations around failed or poor engraftment with the risk of clinical relapse. Furthermore, GvHD is a high-risk short- and long-term adverse event associated with HCT as a result of donor T-cells, B-cells and NK-cells which are needed in unmodified donor HSC grafts to permit robust engraftment. Donor immune cells may react to the patient’s tissues as foreign leading to GvHD whereas newly produced immune cells are trained by the patient’s body to not act against the patient’s own cells. Due to this risk, patients also need to undergo long-term immunosuppression.

Our Solution and Product Candidates

We are developing briquilimab as a conditioning agent that could significantly expand the eligible patient population for both allogeneic and autologous gene edited hematopoietic stem cell therapies in addition to our mRNA engineered hematopoietic stem cells that could result in better transplant efficacy with reduced complications. Currently, approximately 20,000 patients receive allogeneic and autologous gene therapy transplants each year in the major global markets (the United States, the United Kingdom, France, Germany, Spain, Italy and Japan), and we believe this may grow to 80,000 patients with safe conditioning and more effective grafts.

Briquilimab is a targeted anti-CD117 (stem cell factor receptor) antibody which we are currently evaluating in two clinical trials for conditioning prior to stem cell transplant in patients with SCID or with MDS/AML. Briquilimab is designed to bind to CD117 with a greater affinity than SCF. By blocking signaling of the stem cell factor receptor, briquilimab may lead to depletion of stem cell from the bone marrow. Briquilimab was also designed to minimize any interaction with the immune system thereby reducing the risk of immune activation via mast cells or other pathways normally activated by antibodies.

We believe these attributes will allow briquilimab to potentially be used as a monotherapy or in combination to deplete normal and diseased stem cells. The blocking of SCF by briquilimab may remove a critical survival signal on stem cells that leads to their depletion in the bone marrow. Furthermore, the mechanism of action (“MOA”) of briquilimab on stem cells may be synergistic with other disruptors of stem cell survival such as radiation, azacytidine, and CD47. Our clinical strategy in SCD, AML and Higher Risk MDS aims to exploit this potentially synergistic mechanism to combine briquilimab and low dose radiation to fully clear both diseased and normal stem cells prior to transplantation of donor cells.

The monoclonal antibody isotype and other modifications of briquilimab were also chosen carefully to retain high affinity binding to the CD117 receptor and SCF signal blockade without recruiting other immune cells that could lead to receptor activation, mast cell degranulation or other off-target toxicities. For example, simply changing briquilimab from an IgG1 isotype to an IgG2 isotype would result in less potent inhibition of CD117, potentially decreasing the effect on mast and stem cell depletion. This finding and other data demonstrate that not all anti-CD117 antibodies behave equally or have the same MOA.

Other known approaches to target CD117, such as anti-CD117 antibodies linked to a toxin, may have off-target toxicity. In contrast to briquilimab, which provides a transient SCF signal blockade, a toxin linked anti-CD117 antibody requires internalization by CD117 expressing cells leading to cell death. Any CD117 expressing cell including stem cells, mast cells, germ cells and melanocytes may be affected by this mechanism. Furthermore, the complexity of an antibody-drug conjugate molecule adds to the manufacturing, clinical and regulatory risks of the drug development process, especially for a novel linker/payload combination that may be subject to different regulatory and Chemistry, Manufacturing and Controls reviews.

Preclinical Transplant Data for Briquilimab — General

We conducted a preclinical study to determine if NHP HSCs are sufficiently similar to human HSCs to allow use of the same phenotype assays used in human studies to evaluate the effect of briquilimab on NHP hematopoiesis. This study tested, by flow cytometry, a technique used to measure physical and chemical characteristics of a population of cells, whether homologous subsets of NHP bone marrow express the same cellular markers as human HSCs (CD34, CD90, and CD117), and if the human antibody reagents used to identify these markers could also be used for NHP HSCs. Bone marrow samples (or bone marrow aspirates) of NHPs and humans were stained with the antibody reagents directed against human CD34, CD90, and CD117. HSCs in both human and NHP bone marrow were phenotypically identified using the anti-human antibodies against CD34 and CD90. A high percentage of human and NHP cells expressing CD34 and CD90 (also CD34+ and CD90+) also express CD117. Overall, we believe these data support the use of human antibody reagents for CD34 and CD90 to assess the effect of briquilimab on hematopoiesis in NHP in vitro and in vivo studies.

Figure 1: Briquilimab binds CD117 on CD34+CD90- and CD34+CD90+ cells in human and NHP bone marrow. Left panel: flow cytometric analysis of HSCs fluorescently labelled for CD34 and CD90. Right panel: the identified CD34+CD90- and CD34+CD90+ cells are then fluorescently labelled with 104D2 and briquilimab. Briquilimab and 104D2 non-competitively labeled the same population suggesting these antibodies bind different epitopes of NHP and human CD117.

Non-clinical studies in NHPs conducted at Stanford by Hye-Sook Kwon, Ph.D., now our Director, Biology and Translational Research, demonstrated briquilimab’s ability to deplete bone marrow HSCs in a large animal model (Figure 2). Non-clinical studies in “humanized” mice demonstrated both depletion of human HSCs and engraftment of allogeneic donor HSCs. These studies supported the potential for briquilimab to deplete human stem cells prior to stem cell transplant in the IND filings for the ongoing clinical trials designed to assess the safety and efficacy of briquilimab in HSC transplants.

Figure 2: Representative flow cytometry analysis for cells fluorescently labeled with CD34 and CD90 on days 0, 10, and 42 post administration of 1.0 mg/kg briquilimab. CD34+ stem cells in the bone marrow of this NHP are transiently depleted. HSC depletion lasted up to 21 days in most animals and more than 42 days in one NHP receiving the highest dose.

Briquilimab for Severe Combined Immunodeficiency

SCID is a genetically heterogeneous group of over 20 monogenic conditions of the immune system characterized by the lack of normal T lymphocyte development, in addition to deficiencies of B cells, NK cells, or both in some forms which is currently curable only by hematopoietic cell transplant. The incidence of SCID is estimated at one in 80,000 live births across all ethnic groups. Due to the toxicities associated with the chemotherapy regimens used in standard allogeneic HCT to deplete endogenous HSC, some centers do not use conditioning regimens. SCID patients who undergo unconditioned HCT have relatively improved overall survival but often experience incomplete immune reconstitution characterized by inadequate T cell numbers and/or ongoing deficiency of B cell humoral immunity. This issue occurs more frequently in those patients who do not have a human leukocyte antigen-matched donor and who therefore receive T cell depleted haploidentical donor grafts.

Patients who receive full or reduced doses of busulfan (a DNA damaging drug) tend to engraft well and have full lymphocyte reconstitution. However, due to busulfan’s off-target toxic effects, these patients experience both short- and long-term complications. Since these patients receive busulfan as infants, they experience chronic complications such as growth retardation, cognitive defects, craniofacial abnormalities, liver toxicity, seizures and endocrine defects, including infertility, and increased cancer risk.

Pre-clinical Data for Briquilimab for Severe Combined Immunodeficiency

The ability of briquilimab to deplete human hematopoiesis was evaluated in humanized immune deficient mice that were stably engrafted with human hematopoietic grafts at Stanford by Aaron Logan, M.D., Ph.D., et al. The mice were treated with a single dose of either 0.5 or 3.0 mg/kg briquilimab. No significant differences in depletion of human cells and HSCs after six weeks of treatment were noted between the two dose levels of briquilimab. After a single treatment with briquilimab, mice were depleted of human cells in peripheral blood and bone marrow. Human HSCs and progenitor cells (CD45+CD34+CD117+) in the bone marrow were substantially decreased for six weeks after treatment with briquilimab.

To model human transplantation with a briquilimab-based conditioning regimen, humanized immune deficient mice that had been stably engrafted with human hematopoietic cells underwent a second transplant using conditioning with briquilimab with or without the addition of an anti-CD52 antibody (alemtuzumab) that depletes human lymphocytes. The second human HSC graft was from a different donor and hence, was allogeneic to the first human graft. This second donor graft was transduced with a lentiviral vector to express the marker green fluorescence protein (“GFP”) to allow assessment of its engraftment. CD34+ GFP marked cells were injected into untreated control mice or mice that had been treated 23 – 25 days previously with briquilimab with or without anti-CD52. After six weeks, the blood of these secondarily transplanted mice was evaluated for evidence of GFP-marked second donor cells.

Figure 3: Briquilimab in addition to an anti-CD52 antibody demonstrated the highest level of engraftment. Engraftment was demonstrated by human CD45+ cells marked to express GFP.

Mice pre-treated with briquilimab and anti-CD52 demonstrated the highest level of engraftment, with 67% (six of nine) of human CD45+ cells also expressing GFP. In mice treated only with briquilimab, 43% (three of seven) were GFP positive. In control mice pre-treated with anti-CD52 alone, no mice (zero of seven) showed GFP expression, while 10% (one of ten) of the control mice not given any pre-treatment showed GFP expression (Figure 3).

We believe that this study can serve as a preclinical proof of concept of briquilimab conditioning enhanced engraftment with CD34+ progenitor cells in mice, suggesting it may be efficacious in an analogous clinical setting. Briquilimab appeared to be particularly effective in this setting when used along with an anti-CD52 antibody, which used a separate lymphodepleting agent to suppress rejection by the immune competent first allograft.

Clinical Data for Briquilimab for Severe Combined Immunodeficiency

We have an ongoing Phase 1/2 dose escalation open label clinical trial to evaluate briquilimab as the sole conditioning agent to achieve HSC engraftment in patients undergoing transplant for SCID. The primary endpoint in Phase 1 is to assess the safety and tolerability of briquilimab as a conditioning agent in SCID patients. The two primary efficacy endpoints in Phase 2 are the proportion of patients achieving adequate donor HSC engraftment and the proportion of patients achieving naïve CD4+ T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Secondary endpoints include durability of naïve T cell production, incidence and severity of GvHD, hematopoietic recovery and pharmacokinetic properties of briquilimab. Patients receive a single intravenous infusion of briquilimab on study day 0 in one of four dose cohorts: 0.1 mg/kg, 0.3 mg/kg, 0.6mg/kg or 1.0 mg/kg. Patients will be followed for five years following transplant. This trial is currently open for enrollment at multiple clinical trial sites in the United States.

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

We believe briquilimab has enabled immune reconstitution for patients based on naïve CD4+ T-cell levels and has shown clinical benefit in T-B- SCID patients in a re-transplant setting. Patients have shown resolution of chronic infections, independence from or reduction of IVIG therapy and antibody response to vaccine challenge. Through December 31, 2022 in this open label clinical trial, ten T-B- SCID re-transplant patients have been treated in the ongoing SCID Phase 1/2 study. Seven of the ten transplanted patients have shown engraftment of donor cells and production of functional immune cells with up to three years of follow up. No briquilimab treatment-related SAEs have been reported through December 31, 2022 in this clinical trial.

We expect to complete enrollment in the Phase 1/2 clinical trial in 2023.

Briquilimab for Stem Cell Transplant in Acute Myeloid Leukemia and Myelodysplastic Syndrome

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

MDS is a group of disorders of the bone marrow where hematopoietic stem cells fail to properly differentiate into mature blood cells, leading to low blood cell count. Approximately 29,000 patients are diagnosed with MDS annually in the major global markets. Of all newly diagnosed MDS patients, about 35% have intermediate to higher-risk disease and about 30% of those are eligible for HCT based on age, comorbidities and blast count. However, about 60% of MDS patients do not receive transplants, even though they are otherwise eligible, due to the current challenges with highly toxic conditioning regimens. Currently, approximately 2,500 patients with MDS receive HCT each year.

HCT offers the only known potentially curative therapy for many forms of AML and for MDS. Standard of care conditioning regimens can be divided into three groups: myeloablative conditioning, reduced intensity conditioning and non-myeloablative conditioning. Myeloablative conditioning with high dose busulfan, high dose melphalan or high dose radiation is the most aggressive approach and is associated with the lowest rates of disease relapse. However, due to significant toxicities, including treatment-related mortality, this approach is reserved for the most fit and younger patients. Reduced intensity conditioning with lower dose busulfan or lower dose melphalan can be used for a wider group of patients, but due to substantial toxicities, many patients remain ineligible. Non-myeloablative conditioning with low dose radiation (200 – 450 cGy, or centigray, a unit of radiation of exposure) is well tolerated but is associated with lower rates of successful donor chimerism and increased relapse rates compared to myeloablative or reduced-intensity conditioning.

Due to their age and co-morbidities, older (60 years and older) and less fit MDS and AML patients are typically unable to tolerate more intensive therapy and the toxicities associated with such treatments, and thus, have a worse prognosis than younger, fitter patients. Thus, safe and effective conditioning prior to HCT represents an unmet medical need for MDS and AML patients.

Preclinical Data for Briquilimab for Myelodysplastic Syndrome

Preclinical studies of immune deficient mice engrafted with MDS HSCs from patients with “high-risk and very high-risk disease” per IPSS-R criteria conducted at Stanford by Wendy Pang, M.D., Ph.D., now our Senior Vice President of Research and Translational Medicine, demonstrate the utility of anti-CD117 antibodies in the treatment of MDS. Mice xenografted with higher-risk MDS HSCs were treated with anti-human CD117 monoclonal antibody (“mAb”), SR-1 (the parent clone to briquilimab). Initial studies showed administration of either SR-1 or briquilimab resulted in well-tolerated and sustained depletion of MDS cells obtained from lower-risk MDS patients. Treatment of mice xenografted with higher-risk MDS HSCs cells resulted in transient depletion (Figure 4). Given the transient depletion of higher-risk MDS cells, studies were conducted to determine whether an anti-CD117 antibody followed by a normal human HSC allograft would lead to long-term disease amelioration of higher-risk disease. Results showed greater than 95% cytogenetically normal CD45+ cells 12 weeks after allograft transplant (Figure 4).

Figure 4: (A) CD117 mAb depletes MDS stem cells as demonstrated by decreasing HSC chimerism over time. (B) Normal stem cell engraftment occurs after stem cell depletion as shown by greater than 95% cytogenetically normal CD45+ cells 12 weeks after transplant in four higher-risk MDS-xenografted mice. (C) Normal blood formation results after stem cell engraftment with human cell lineages for T cells (CD3+), B cells (CD19+) and myeloid cells (CD13/33+) in the bone marrow of the four high-risk mice.

Mice xenografted with MDS HSCs from lower-risk or higher-risk patients were treated with SR-1 concurrently with an anti-mouse CD117 mAb, ACK2, to suppress endogenous mouse HSCs, and then transplanted with normal human UCB. Twelve weeks after this UCB HSC transplantation, both human myeloid and lymphoid cells like T cells and B cells were observed in the bone marrow (Figure 4), indicative of successful engraftment and sustained hematopoiesis by healthy UCB HSCs for both risk categories. Fluorescence in situ hybridization studies assessing clonal cytogenetic abnormalities confirmed that human CD45+ cells in both groups were predominantly (greater than 95%) cytogenetically normal in all SR-1 treated and UCB HSC engrafted mice. In contrast, MDS xenografted mice treated with the control antibody showed a persistence of high levels of MDS cells (greater than 95%) and were without second donor HSC engraftment.

Clinical Data for Briquilimab for Acute Myeloid Leukemia and Myelodysplastic Syndrome

We have an ongoing open label Phase 1 clinical trial to evaluate the safety and tolerability of briquilimab conditioning, in combination with low dose radiation (200-300 cGy) and fludarabine, in patients with AML or MDS undergoing blood stem cell transplantation. At clinical trial entry for the dose finding portion, all patients were transplant eligible but most still had evidence of measurable residual disease (MRD positive) as detected by cytogenetics, flow cytometry or next-generation sequencing. The dose of briquilimab is 0.6 mg/kg, fludarabine is administered at 30 mg/m2/day on transplant days -4, -3, and -2, and total body irradiation (“TBI”) is delivered at 200 or 300 cGy on the day of transplant. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of briquilimab. Secondary endpoints include depletion of host HSCs, donor engraftment, donor chimerism, MRD clearance, non-relapse mortality, event-free survival and overall survival. Enrolled patients will be followed for one year. The overall study duration is anticipated to be approximately two years.

We have completed enrollment in this Phase 1 study. 31 MDS/AML patients have been enrolled. There were no briquilimab-related SAEs. All patients demonstrated a reduction of neutrophil counts (“ANC”) below 500/uL following a single infusion of briquilimab (0.6 mg/kg) in combination with 200-300 cGy TBI and three days of 30 mg /m2/day fludarabine. Neutrophils are the most common type of white blood cell and are the first cells to engraft. Following transplant, all patients showed successful donor engraftment as evidenced by a recovery of neutrophil counts exceeding 500/uL in 13-24 days (Figure 5).

Figure 5: Neutrophil depletion and recovery in patients of the Phase 1 MDS/AML clinical trial. All patients demonstrated ANC greater than 500/uL within 13-24 days after transplant.

Subanalysis of the first twelve AML patients, median age of 70 years and all of whom were at least one year post-transplant, showed 67% relapse free survival, 75% overall survival and 8% non-relapse mortality at one year post-transplant. Nine of the twelve AML patients entered the trial with MRD, detected by either flow cytometry or next generation sequencing, and six of these patients no longer had evidence of MRD at one year post-transplant, with median time to MRD clearance of 90 days post-transplant (Figure 6). 67% of the AML patients are alive and without evidence of AML MRD at one year post-transplant. The trial has completed enrollment. We expect to present additional data from this study, including data from the MDS patients, in 2023.

Figure 6: Briquilimab MDS/AML Phase 1 preliminary clinical results in the first twelve AML patients.

No briquilimab-related SAEs have been reported, including no cases of oral mucositis, no cases of veno-occlusive disease. Among the 31 patients enrolled to date, there have been four cases of grade 2 acute GvHD, one case of late onset grade 3 GvHD, four cases of mild chronic GvHD and four cases of moderate chronic GvHD. SAEs have been reported in twenty patients, including infections, cardiovascular events, disease progression or relapse and secondary graft failure, which is loss of a previously functioning graft. None were related to treatment as determined by the investigator.

Briquilimab for Fanconi Anemia

FA is a rare but serious blood disorder that prevents bone marrow from making sufficient new red blood cells. It can also cause the bone marrow to make abnormal blood cells. FA typically presents at birth or early in childhood between five and ten years of age. Ultimately, it can lead to serious complications, including bone marrow failure, severe aplastic anemia and cancers such as AML and MDS. Treatment may include blood transfusions or medicine to create more red blood cells, but HCT is the only cure. Briquilimab for FA patients is being evaluated in a clinical trial collaboration with Stanford. Stanford has reported data for the first two patients, showing 100% donor myeloid chimerism and recovery of normal blood counts. Additional enrollment is ongoing.

Briquilimab for Sickle Cell Disease

SCD is an inherited blood disorder that affects the hemoglobin protein in red blood cells that delivers oxygen to tissues and organs. Approximately 300,000 infants are born with SCD annually worldwide, and the number of cases is expected to significantly increase. Currently, HCT is the only cure available for SCD. Allogeneic transplants as well as new autologous gene-edited transplants both currently rely on myeloablative conditioning with either busulfan or melphalan. We believe briquilimab could be a significant advance for patients, replacing these current agents which are known to be genotoxic and associated with limited efficacy and serious adverse effects, including veno-occlusive disease, infertility and secondary malignancies. Briquilimab for SCD patients is currently being evaluated in a clinical trial collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”). The NHLBI has reported data for the first three patients in this study, showing 100% donor myeloid chimerism at 30 days and increased levels of hemoglobin versus pre-transplant baseline. Additional enrollment is ongoing.

Briquilimab for Chronic Granulomatous Disease

CGD is a rare, inherited disease of the immune system that develops in infancy or early childhood and results in severe and sometimes life-threatening infections. Allogeneic hematopoietic stem cell transplant is a proven cure for CGD. However, its use is limited because of the associated serious adverse effects and limited efficacy of current conditioning agents used to deplete stem cells in preparation for transplantation. Briquilimab for CGD patients will be evaluated in a clinical trial collaboration with the National Institute of Allergy and Infectious Diseases. Enrollment in this study is ongoing.

Briquilimab for GATA-2 MDS

GATA-2 MDS is a type of MDS characterized by mutations in the GATA-2 gene resulting in complex phenotypes including increased risk of infection, deficiencies of immune cells such as B- and NK-cells and overall poor prognosis. Allogeneic stem cell transplant may be used to cure these patients; however, use of current conditioning agents can be difficult due to the fragile health status of these patients. Briquilimab-based conditioning for GATA-2 MDS patients will be evaluated in a clinical trial collaboration with the National Cancer Institute (“NCI”). We expect this study to start enrollment in 2022.

Briquilimab for Gene Therapy

Every gene therapy in academia or industry that modifies HSCs also requires pre-transplant conditioning to make space in the patient’s bone marrow for the gene therapy to engraft. These types of gene therapies address a broad range of disease including heme disorders (e.g., SCD, beta thalassemia, FA), immune disorders (e.g., SCID, CGD, leukocyte adhesion deficiency), lysosomal storage disorders (e.g., Fabry, Gaucher, Pompe), neurologic disorders (e.g., frontotemporal dementia, amyotrophic lateral sclerosis) and bone disorders (e.g., infant malignant osteoporosis) to name a few. Toxic alkylators like busulfan are still the standard conditioning regimens on which these gene therapies rely. As a result, their curative benefit is limited to patients that can tolerate the conditioning. Furthermore, gene therapy trials have also been halted by the FDA due to secondary malignancies discovered in study patients, which is a well-known risk of genotoxic conditioning. We believe that a briquilimab based conditioning regimen may be an effective alternative to toxic alkylators like busulfan for conditioning prior to the infusion of gene modified stem cells and are exploring potential studies for this use.

mRNA-Modified Hematopoietic Stem Cell Therapy

Our mRNA platform includes multiple approaches to developing product candidates that are currently in preclinical development and are designed to overcome key limitations of allogeneic and autologous gene-edited stem cell grafts. By using mRNA delivery or gene editing we believe we can reprogram allogeneic donor or gene-edited stem cells to have a transient proliferative and survival advantage, potentially leading to higher engraftment rates and reduced or eliminated GvHD by elimination of co-transplanted donor immune cells in allogeneic transplants.

We are evaluating multiple approaches to use mRNA to increase engraftment of HSCs. One approach is to increase expression of CXCR4, a cell surface protein involved in cellular homing to the bone marrow. Another approach is to use mRNA to transiently increase expression of known variants of the stem cell factor receptor that signal independent of ligand (stem cell factor) concentration. Another approach in preclinical development is to use mRNA delivery or gene editing to express a variant of the stem cell factor receptor that is resistant to briquilimab. We are also working on other approaches to increase stem cell competitiveness that are not related to stem cell factor receptor signaling or cellular homing.

Initial in vitro experimental results in human cell lines show that expression of a constitutively active variant of the stem cell factor receptor can lead to cell line proliferation independent of stem cell factor concentration. In addition, these variant cells are not affected by briquilimab since the engineered cells proliferate independent of receptor signaling. Other in vitro experiments have shown that mRNA can be used to express these receptor variants and other target proteins, such as CXCR4, transiently on the cell surface. We have also identified potential receptor modifications that will keep stem cell factor binding intact but decrease or eliminate briquilimab binding.

In the setting of autologous gene edited stem cells, these technologies could lead to faster and more complete engraftment of edited cells without the need for toxic conditioning. Depending on the Jasper technology used, additional infusions of gene-modified cells may potentially be given to patients with low or fading responses to target protein production.

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

We are currently conducting an in-vivo preclinical assessment of various mRNA stem cell product constructs and plan to present data in 2023.

Opportunity Areas

There are other conditions and potential applications for briquilimab and the mRNA platform. We have assessed the existing therapeutic mast cell market, proliferative disorders of the stem cell and stem cell transplant market on a per-indication basis to estimate the potential number of patients that could benefit from our product candidates.

Mast Cell Disorders

Mast cells may also be the key cellular target for other inflammatory or autoimmune diseases such as chronic inducible urticaria (“CIndU”), prurigo nodularis, eosinophilic esophagitis, allergic asthma or inflammatory bowel disease. Similar to CSU, CIndU is characterized by development of hives and/or angioedema and redness in the skin. Unlike CSU, the trigger for CIndU patients can be diagnosed by assessment of various common provocations such as cold, heat, pressure, vibration and others. CIndU is thought to affect over one million patients in the United States, France, Germany, Italy, Spain and the United Kingdom. Approximately 40% of these patients’ CIndU is not controlled by first line anti-histamines and these patients could be eligible for biologic therapy depending on disease severity.

Prurigo Nodularis is also a disease that manifests in the skin. Patients develop severe itch and firm bumps on the skin, called nodules, that may lead to loss of sleep and bleeding due to scratching. Degranulation of mast cells in the skin is thought to trigger peripheral sensory neurons in the skin leading to itch. Various medications are used to treat Prurigo Nodularis including anti-itch creams and topical steroids. For cases that remain uncontrolled physicians may prescribe anti-histamines or biologics such as dupilumab.

Eosinophilic esophagitis is an immune disorder leading to build up of eosinophils in the esophagus and causes difficulty in eating, chronic reflux and/or the sensation of heartburn. Along with the buildup of eosinophils, there is typically buildup of other immune cells in the affected area including mast cells, basophils and lymphocytes. Patients may be treated with changes to diet, use of proton pump inhibitors, antihistamines and dupilumab.

Allergic asthma is a form of asthma triggered by specific allergens that leads to constriction of smooth muscles in the airways, cellular infiltration of various immune mediators and excess production of mucus. Patients with allergic asthma may have an increased number of mast cells in the bronchi and may be responsive to agents that modulate mast cell response, including anti-histamines and anti IgE monoclonal antibody therapy.

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

In the United States alone, over 100,000 patients suffer from SCD, while about 52,000 patients are affected in the major markets in Europe. Approximately 58,000 patients from this pool are eligible for HCT or gene therapy as they have severe SCD.

Approximately 2,700 patients in the United States suffer from beta-thalassemia and about 16,000 in the European Union suffer from it annually. Approximately 70% of these patients can be classified to have beta-thalassemia major and, of that patient population, about 20%, or 2,600 patients, are eligible for stem cell transplant.

Agreements with Amgen

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for briquilimab (formerly AMG-191 and JSP191) that also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (“ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or hematopoietic stem cells (c-kit)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize briquilimab. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

License Agreement with Stanford

In March 2021, we entered into an exclusive license agreement with respect to the use of briquilimab from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed Nov. 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and know-how for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated.

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

In-licensed Amgen Portfolio

We have exclusively licensed a patent family from Amgen applicable to our targeted conditioning program that contains patents and applications directed to humanized c-kit antibody. As of February 26, 2023, this patent portfolio includes three issued U.S. patents and one European patent, as well as granted patents in Australia, Canada, Japan, and Mexico, and pending patent applications in Europe and Hong Kong. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

In-licensed Stanford Portfolio

We have an exclusive license in the field of use of briquilimab for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated to a patent family from Stanford University applicable to targeted conditioning that contains patents and applications directed to immunodepletion of endogenous stem cell niche prior to hematopoietic stem cell transplantation. As of February 26, 2023, this patent portfolio includes one issued U.S. patent and two European patents, as well as pending U.S., European and Hong Kong patent applications. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

Jasper Portfolio

We own eleven patent families directed to compositions and/or methods for hematopoietic stem cell transplantation, and one patent family directed to other methods of treating certain hematopoietic malignancies. These patent families include ten U.S. provisional applications, one U.S. utility application and three PCT applications. Any patents that grant from these applications would be expected to expire in 2042 or 2044, absent any applicable patent term extensions.

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

Competitors for our briquilimab CD117 targeted therapeutic program include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to CD117 that is being studied in mast cell diseases;

●	Acelyrin, Inc., which is developing an antibody to CD117 for mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to CD117 for mast cell diseases;

●	Allakos, Inc., which is developing an antibody to Siglec-8 for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor for mast cell diseases;

●	Gilead Sciences, Inc., which is developing an antibody to CD117 that may be used in combination with an antibody to CD47 for stem cell transplants;

●	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is fused to iodine-131 radioisotope for stem cell transplant;

●	Beam Therapeutics, Inc., which is developing an antibody to CD117 that may be used in combination with their gene modified stem cells for gene therapy; and

●	Molecular Templates Inc., which is developing an antibody to CD45 that is fused to an engineered Shiga-like toxin for stem cell transplant.

Competitors for our mRNA-modified stem cell therapy program include the following:

●	Vor Biopharma, Inc., which is developing treatment-resistant marrow cells that enable CD33 targeted therapy;

●	Sana Biotechnology, Inc., which is developing hypoimmune cells designed to evade rejection and enable persistence of differentiated cells;

●	Ensoma Inc., which is developing viral vectors for delivery of cell modification payload in vivo;

●	Orca Bio, which is developing precision allogeneic cell therapy products meant to safely and effectively replace a patient’s blood and immune system; and

●	Beam Therapeutics, Inc., which is developing stem cells designed to evade binding to their CD117 antibody for gene therapy.

Sales and Marketing

We do not currently have sales and marketing infrastructure to support commercial launch of our product candidates, if approved. We may build such capabilities in North America prior to potential launch of briquilimab. Outside of North America, we may rely on licensing, co-sale and co-promotion agreements with strategic partners for the commercialization of our product candidates. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that briquilimab will be approved.

Research and Development

We invest significantly in our research and development efforts, to discover and validate therapeutics while improving our processes and approach to drug making. We strive to progress candidates that can address unmet or underserved clinical needs and favor programs with well-validated targets and defined regulatory approval paths. Our R&D team has played key roles in discovering and developing a number of promising candidates over the past 20 plus years while at Jasper, and while at Johnson & Johnson, AstraZeneca, Bristol-Myers Squibb, Portola, Amgen, Alexion and others. They have leveraged experience, insights and capabilities to optimize development, along with fostering collaboration with external partners to innovate and expand into potential additional indications. Our current development-stage portfolio consists of two product candidates discovered through collaboration and our internal research efforts.

Manufacturing

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations to produce our drug candidates in accordance with cGMP regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of briquilimab. In November 2019, we entered into development and manufacturing agreements with Lonza relating to the manufacturing of briquilimab and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control.

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

The conduct of all clinical trials commenced in the European Union prior to January 31, 2022 will continue to be bound by the previously applicable provisions. However, if a clinical trial continues for more than three years after January 31, 2022, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. As of January 31, 2023, all new trial authorizations must be applied for under the Clinical Trials Regulation and utilize CTIS.

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

Employees and Human Capital

As of December 31, 2022, we employed 35 full-time employees. The 35 full-time employees were engaged in research and development, operations, finance, and business development. Eleven employees held Ph.D. degrees; one held M.D. degrees; and one held a VMD. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

We lease approximately 13,400 square feet of space for our headquarters in Redwood City, California under an agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

●

We are substantially dependent on the success of our most advanced product candidate, briquilimab. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including briquilimab, in a timely manner or at all, our business will be harmed.

●	We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●

Our mRNA stem cell platform is a novel technology that is not yet clinically validated for human use. The approaches we are taking to create mRNA stem cell grafts are unproven and may never lead to marketable products.

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

●

We currently rely on a single manufacturer for our clinical supply of our product candidates. In the event of a loss of this manufacturer, or a failure by such manufacturer to comply with the FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of our current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the years ended December 31, 2022 and 2021, we reported net losses of $37.7 million and $30.6 million, respectively. For the years ended December 31, 2022 and 2021, we reported negative operating cash flows of $45.9 million and $33.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $105.1 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as Chronic Spontaneous Urticaria (“CSU”), Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and other indications;

●

continue the open label Phase 1/2 clinical trial for briquilimab for Severe Combined Immunodeficiency (“SCID”), and the open label Phase 1 clinical trial for briquilimab in patients with myelodysplastic syndrome (“MDS”) or acute myeloid leukemia (“AML”);

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of December 31, 2022, our cash and cash equivalents were $38.3 million and we had an accumulated deficit of $105.1 million. Although we raised total estimated net proceeds of $101.4 million in January 2023 in connection with the issuance and sale of 69,000,000 shares of our common stock in an underwritten public offering and the issuance and sale of 2,337,496 shares pursuant to the ATM Prospectus Supplement (as defined below), we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including any COVID-19-related delays or other effects on our development programs;

●	the costs of continuing to build our technology platform, including in-licensing additional genome engineering technologies for use in developing our product candidates;

●	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination with briquilimab and other product candidates we may develop;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;

●	the number and characteristics of product candidates that we develop or may in-license;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

●

the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (“FDA”), the European Medical Agency (the “EMA”) and other comparable foreign regulatory authorities;

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on October 7, 2022, and which was declared effective on October 18, 2022 and will expire on October 18, 2025 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $150.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On November 10, 2022, we filed under the Shelf Registration Statement a prospectus supplement with the SEC in connection with the ATM Offering (the “ATM Prospectus Supplement”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $15.5 million. No securities were sold pursuant to the Shelf Registration Statement and the ATM Prospectus Supplement as of December 31, 2022. In January 2023, we issued and sold 2,337,496 shares of common stock pursuant to the ATM Prospectus Supplement for total estimated net proceeds of $4.5 million. In January 2023, we issued and sold 69,000,000 shares of our common stock in an underwritten public offering pursuant to the Shelf Registration Statement for total estimated net proceeds of $96.9 million pursuant to an underwriting agreement with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein.

As of March 1, 2023, approximately $10.9 million remains allocated and available under the ATM Prospectus Supplement and approximately $31.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of December 31, 2022, together with the cash proceeds received upon the closing of the public offering in January 2023, will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Annual Report on Form 10-K. However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We are a clinical stage company. Old Jasper was founded and commenced operations in March 2018. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for briquilimab, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates; obtained marketing approvals; manufactured a commercial-scale medicine or therapy, or arranged for a third party to do so on our behalf; or conducted sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of December 31, 2022, together with the cash proceeds received upon the closing of the public offering in January 2023, will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Annual Report on Form 10-K, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

As of December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of $68.8 million that can be carried forward indefinitely. As of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $120.0 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021; however, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2022.

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

The spread of COVID-19, which has caused a broad impact globally, may affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it has resulted in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or the global impacts thereof could materially affect our business and the value of our common stock. These effects could have an adverse impact on our operations.

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

Risks Related to Discovery, Development, Manufacturing and Commercialization

We are substantially dependent on the success of our most advanced product candidate, briquilimab. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including briquilimab, in a timely manner or at all, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We are not permitted to market or promote briquilimab or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

●

the acceptance of individual investigational review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of briquilimab and their overall general agreement with the use of briquilimab in the intended patient population in the intended manner;

●	the willingness of clinical investigators to place patients in the clinical trials, and the willingness of patients to enroll in a clinical trial studying a first-in-human cell therapy;

●	the initiation and successful patient enrollment and completion of additional clinical trials of briquilimab in CSU and LR-MDS on a timely basis;

●	the frequency and severity of adverse events in the clinical trials;

●	the successful and timely completion of our ongoing Phase 1/2 clinical trial of briquilimab for the treatment of SCID;

●	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of briquilimab both in the United States and internationally;

●	successful completion of toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;

●	successful completion of clinical trials, under the FDA’s current Good Clinical Practices (“cGCPs”) and the FDA’s current Good Laboratory Practices;

●	effective investigational new drug (“IND”) applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	the results of clinical trials conducted by third parties in hematopoietic cell transplant (“HCT”) if such trials result in changes to the standard of care for HCT or otherwise cause us to change our clinical trial protocols;

●	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

●	the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of briquilimab;

●

the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of briquilimab, if it is approved;

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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize briquilimab, which would materially harm our business. If we do not receive marketing approvals for briquilimab, we may not be able to continue our operations.

We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. While we are currently initiating clinical trials in LR-MDS and CSU this year, are currently conducting a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients, and are planning a registrational package of briquilimab as a conditioning agent prior to allogenic re-transplant in SCID patients, our other product development programs, including our mRNA stem cell platform, are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on January 10, 2023, we announced, as part of an overall portfolio prioritization, that we will focus on the development of our lead product candidate, briquilimab (formerly known as JSP191), in chronic mast and stem cell diseases as well as a conditioning agent for stem cell transplant in rare diseases. This portfolio includes a new program as a therapeutic for patients with CSU, along with our existing programs for briquilimab as a therapeutic for patients with LR-MDS and as a conditioning agent for stem cell transplant in patients with sickle cell disease, Fanconi anemia or severe combined immunodeficiency. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our mRNA stem cell platform is a novel technology that is not yet clinically validated for human use. The approaches we are taking to create mRNA stem cell grafts are unproven and may never lead to marketable products.

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

Undesirable side effects or adverse events caused by briquilimab and our other product candidates, and our mRNA stem cell platform or other cell-based companion therapeutics we may develop, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims.

There have been no clinical trials of our mRNA stem cell platform. In the genetic medicine field, there have been several significant adverse events from genetically engineered treatments in the past, including reported cases of leukemia and death. There can be no assurance that our mRNA stem cell grafts will not cause undesirable side effects, as improper modification of a patient’s DNA could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

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

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to continue clinical trials for briquilimab or any other product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, gene therapy or genome engineering fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates may be delayed.

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;

●	size of the patient population and process for identifying patients;

●	design of the trial protocol;

●	availability and efficacy of approved medications for the disease under investigation;

●	availability of genetic testing for potential patients;

●	ability to obtain and maintain patient informed consent;

●	risk that enrolled patients will drop out before completion of the trial;

●	eligibility and exclusion criteria for the trial in question;

●	perceived risks and benefits of the product candidate under trial;

●	perceived risks and benefits of genome engineering as a treatment approach;

●	perceived risks and benefits of the companion therapeutics that may be administered in combination or in sequence with briquilimab;

●	efforts to facilitate timely enrollment in clinical trials;

●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;

●	patient referral practices of physicians;

●	ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients, especially for those conditions that have small patient pools;

●	the requirement for HCT to be performed in centers that specialize in this procedure; and

●	changes to diagnostic technologies, methodologies or criteria used to identify HCT patients at high risk for relapse.

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

Enrollment delays in our clinical trials may result in increased development costs for briquilimab or any other product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

We have never obtained regulatory approval for a drug, may never receive regulatory approval for any of our product candidates, and may therefore never generate revenues from product sales.

As a company, we have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all future product candidates for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any current or future product candidates. If the FDA does not approve any future product candidates, it may require that we conduct additional costly clinical, preclinical or manufacturing validation studies before the FDA will reconsider one or more of our applications. Depending on the extent of these or any other FDA-required studies, approval of any product candidates or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing briquilimab or any other product candidate, generating revenues and achieving and obtaining or sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any new drug application or other application we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

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

The development and commercialization of new drug and biologic products is highly competitive. Moreover, the genome engineering, autoimmune and oncology fields are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to briquilimab and any other product candidates that we develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Competitors of briquilimab for our conditioning program for CD-117, a receptor for stem cell factor (“SCF”) that is expressed on the surface of hematopoietic stem and progenitor cells, include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to CD117 that is being studied in mast cell diseases;

●	Acelyrin, Inc., which is developing an antibody to CD117 for mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to CD117 for mast cell diseases;

●	Allakos, Inc., which is developing an antibody to Siglec-8 for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor for mast cell diseases;

●	Gilead Sciences, Inc., which is developing an antibody to CD117 that may be used in combination with an antibody to CD47 for stem cell transplants;

●	Actinium Pharmaceuticals, Inc., which is developing an antibody to CD45 that is fused to iodine-131 radioisotope for stem cell transplant;

●	Beam Therapeutics, Inc., which is developing an antibody to CD117 that may be used in combination with their gene modified stem cells for gene therapy; and

●	Molecular Templates Inc., which is developing an antibody to CD45 that is fused to an engineered Shiga-like toxin for stem cell transplant.

Competitors for our mRNA-modified stem cell therapy program include the following:

●	Vor Biopharma, Inc., which is developing treatment-resistant marrow cells that enable CD33 targeted therapy;

●	Sana Biotechnology, Inc., which is developing hypoimmune cells designed to evade rejection and enable persistence of differentiated cells;

●	Ensoma Inc., which is developing viral vectors for delivery of cell modification payload in vivo;

●	Orca Bio, which is developing precision allogeneic cell therapy products meant to safely and effectively replace a patient’s blood and immune system; and

●	Beam Therapeutics, Inc., which is developing stem cells designed to evade binding to their CD117 antibody for gene therapy.

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

In addition, genome engineering technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome engineering technology to human embryos or the human germline. For example, in the United States, germline alteration for clinical application has been expressly prohibited since enactment of a December 2015 FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China and many other countries around the world. In the United States, the National Institutes of Health (“NIH”) has announced that the agency would not fund any use of gene engineering technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing genome engineering technologies, even if not ultimately attributable to product candidates we may identify and develop, and the accompanying publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

Moreover, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. Specifically, our clinical trial protocols for briquilimab-based conditioning include the administration of fludarabine, and the FDA recently reported a shortage of fludarabine. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

Before obtaining marketing approval from regulatory authorities for the sale of briquilimab and any other product candidates we identify and develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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

●

the number of patients required for clinical trials of briquilimab and any other product candidates we may develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;

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

If we are successful at obtaining regulatory approval for briquilimab or any of our other product candidates, regulatory agencies in the U.S. and other countries where a product will be sold may require extensive additional clinical trials or post-approval clinical trials that are expensive and time-consuming to conduct. These studies may be expensive and time-consuming to conduct and may reveal side effects or other harmful effects in patients that use our therapeutic products after they are on the market, which may result in the limitation or withdrawal of our drugs from the market. Alternatively, we may not be able to conduct such additional trials, which might force us to abandon our efforts to develop or commercialize certain product candidates. Even if post-approval studies are not requested or required, after our products are approved and are on the market, there might be safety issues that emerge over time that require a change in product labeling, additional post-market studies or clinical trials, imposition of distribution and use restrictions under a REMS or withdrawal of the product from the market, which would cause our revenue to decline.

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

The regulatory requirements that will govern any mRNA stem cell grafts or other novel genetically engineered product candidates we develop may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition to FDA oversight and oversight by IRBs under guidelines promulgated by the NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical study can begin at any institution, that institution’s IRB and its IBC assess the safety of the research and identify any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene or cellular therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual gene or cellular therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial even if the FDA has reviewed the trial and approved its initiation.

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

From time to time, we may publish interim top-line or preliminary results from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. In particular, we have announced, and may in the future announce, interim results from our ongoing, open label Phase 1/2 and Phase 1 clinical trials of briquilimab. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers, including Lonza Sales AG (“Lonza”) as a single source supplier, for the manufacture and supply of our materials for preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of briquilimab and any other product candidates that we may develop and for which we or our collaborators obtain marketing approval. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control. We may be unable to maintain or establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

●	the possible breach of the manufacturing or supply agreement by the third party;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance, safety and pharmacovigilance and related reporting.

In addition, pursuant to our Exclusive License Agreement with Amgen Inc., Lonza Biologics, Inc. has been engaged to manufacture briquilimab for us. The agreement provides that in the event we wish to change the manufacturer of briquilimab to a different party, we must obtain Amgen Inc.’s prior consent. As a result, our ability to obtain any alternative supplier of briquilimab may be further limited.

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

Our product development and research programs and the potential commercialization of briquilimab or any other product candidates we may develop will require substantial additional cash to fund expenses. For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

We are dependent on the patents, know-how and proprietary technology licensed from third parties for the development and, if approved, commercialization of briquilimab. Any termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates.

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

Each of our license agreements with third parties impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Non-compliance with such obligations may result in termination of the respective license agreement or in legal and financial consequences. If any of our licensors terminates its respective license agreement, we may not be able to develop or commercialize briquilimab or any other product candidates covered by these agreements. Termination of our license agreements or reduction or elimination of our rights under them may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop, commercialize or sell the affected product candidate or may cause us to lose our rights under the agreement.

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter parties review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. For example, the two European patents we have licensed from Stanford are currently being opposed. An adverse determination in these oppositions or any other challenges to our patents or patent applications may result in loss of the patent or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market earlier than would otherwise have been the case, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented or declared generic or descriptive or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. Our company name and logo, as well as our product candidate names “briquilimab”, “JSP191”, and “JSP502”, are not registered trademarks. If we seek to register any of our trademarks, during trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

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

We may not be successful in acquiring or in-licensing necessary rights to key technologies underlying briquilimab or any future product candidates we may develop.

We currently have rights to intellectual property, through licenses from third parties, to develop briquilimab, and we expect to seek to expand our intellectual property footprint related to our product candidate pipeline in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to develop additional product candidates and technologies. Although we have succeeded in licensing technologies from third-party licensors, including Amgen Inc. and Stanford, in the past, we can give no assurance that we will be able to in-license or acquire the rights to other technologies relevant to our product candidates from third parties on acceptable terms or at all.

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

If we do not obtain patent term extension and data exclusivity for briquilimab or any other product candidates we may develop, our business may be materially harmed.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the discussion below under the heading “The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed” for additional detail.

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

Healthcare and other reform legislation, may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize briquilimab and any other product candidates we may develop and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been, and continue to be, ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of briquilimab and any other product candidates that we may develop, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended by the California Privacy Rights Act) is in full effect, with enforcement by California’s dedicated privacy enforcement agency expected to start later in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. For example, four other states have adopted such laws, taking effect from January 1, 2023 (in Virginia) and throughout the next year in Utah, Colorado, and Connecticut. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR, new state privacy laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition and results of operations.

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

Previously enacted state laws in California seek to impose gender and diversity quotas for boards of directors of public companies headquartered in California.

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

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would have been required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would have been required to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender or diversity quotas as previously required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota previously required under SB 826. A failure to comply with any such quota requirement could result in fines from the California Secretary of State, and our reputation may be adversely affected.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

We conduct our operations at our facility in the San Francisco Bay Area. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent.

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

As of December 31, 2022, we had 35 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, the continuing conflict has resulted and may continue to result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from September 24, 2021, the date of the closing of the Business Combination, to December 31, 2022, our closing stock price ranged from $0.46 to $16.42 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of December 31, 2022, our directors and executive officers and their affiliates beneficially owned approximately 28.8% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we had not done previously. For example, we have adopted new charters for our board committees and adopted some new disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if a material weakness or significant deficiency is identified in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

On November 3, 2022, we received written notice from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided with an initial period of 180 calendar days, or until May 2, 2023, to regain compliance. On January 18, 2023, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days from January 3, 2023 through January 17, 2023.

Even though we have regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of February 28, 2023, 2,796,855 shares and 1,249,573 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2022. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our board of directors adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). As of February 28, 2023, 201,841 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of December 31, 2022, options to purchase an aggregate of 6,169,180 shares of our common stock and restricted stock units with respect to an aggregate of 2,617,445 shares were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination, certain of our stockholders can demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We filed a registration statement on October 18, 2021, which was first amended on March 29, 2022 and further amended on October 7, 2022, in order to satisfy the foregoing obligations and we have currently registered for resale an aggregate of 36,019,362 shares of our common stock, including up to 4,999,863 shares of our common stock issuable upon exercise of our outstanding warrants. The registration of these securities permits the public sale of such securities, subject to certain contractual restrictions on transfer imposed by the Amended and Restated Registration Rights Agreement and the Business Combination Agreement, which contractual restrictions on transfer terminated on March 23, 2022. The presence of these additional shares of our common stock trading in the public market may have an adverse effect on the market price of our securities.

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

Outstanding warrants to purchase an aggregate of 4,999,883 shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of December 31, 2022, Public Warrants to purchase 4,999,863 shares of our common stock were outstanding. The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 13,400 square feet of space for our headquarters in Redwood City, California under an agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Capital Market under the symbols “JSPR” and “JSPRW,” respectively. As of February 28, 2023, there were 15 holders of record of our common stock and 1 holder of record of our Public Warrants.

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

ITEM 6. [RESERVED]

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

Overview

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hemopoietic stem cells. We are focused on the development and commercialization of safer and more effective therapeutic agents for diseases such as Chronic Spontaneous Urticaria (“CSU”), Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and novel conditioning regimens for stem cell transplantation and ex-vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation.

Our drug development pipeline includes multiple product candidates designed to target mast and/or hematopoietic stem cells. Our lead product candidate, briquilimab (formerly known as JSP191), is in clinical development as a novel therapeutic antibody that targets mast and stem cells in various diseases and as a conditioning agent to clear hematopoietic stem cells from bone marrow in patients prior to undergoing allogeneic stem cell therapy or stem cell gene therapy. We are also developing engineered hematopoietic stem cells product candidates reprogrammed using mRNA delivery (“mRNA stem cell platform”) and gene editing that have a competitive advantage over endogenous hematopoietic stem cells (“HSCs”) because they may permit higher levels of engraftment without the need for toxic conditioning. We also plan to continue to expand our pipeline to include other novel mast and stem cell therapies based on immune modulation, graft engineering or cell and gene therapies. Our goal is to expand the use of therapeutic agents targeting mast and stem cells as well as to expand curative stem cell transplants and gene therapies for all patients, including children and the elderly.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 receptor on mast and stem cells. The SCF/CD117 pathway is a survival signal for mast and stem cells and we believe that blocking this pathway may lead to depletion of these cells from skin and bone marrow environments. Currently, we are developing briquilimab as chronic therapy for CSU and LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in various stem cell transplant settings such as severe combined immunodeficiency (“SCID”) for which we are currently conducting a Phase 1/2 clinical trial in patients who have failed a previous stem cell transplant. Briquilimab is also being studied by our academic and institutional partners, Stanford University and National Institutes of Health, in other transplant settings, including Fanconi Anemia, sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type myelodysplastic syndromes (“MDS”).

We intend to become a fully integrated discovery, development and commercial company in the field of mast and stem cell therapeutics. We are developing our product candidates to be used individually or, in some cases, in combination with one another. For example, we believe our pipeline could be tailored to the patient-specific disease so that a patient may receive more than one of our therapies as part of his or her individual allogeneic or gene-edited stem cell therapy. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to advance our pipeline and innovate through our research platform.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford for the right to use briquilimab in the clearance of stem cells prior to the transplantation of HSCs. We also entirely own the intellectual property for our mRNA stem cell platform, which has been internally developed.

AMHC was incorporated in the State of Delaware in August 2019. Old Jasper was incorporated in the State of Delaware in March 2018 and did not have any significant operations or research and development activities until November 2019, when it entered into a license agreement with Amgen for a license to certain patents and know-how related to Amgen’s proprietary monoclonal antibody known as AMG-191, which we later renamed as JSP191 and then briquilimab.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the years ended December 31, 2022 and 2021, we incurred net losses of $37.7 million and $30.6 million, respectively. We generated negative operating cash flows of $45.9 million and $33.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $105.1 million.

We had cash and cash equivalents of $38.3 million as of December 31, 2022. Management expects that our existing cash and cash equivalents, together with the total estimated net proceeds of $101.4 million from our public offering in January 2023 and the sale of shares pursuant to the ATM Offering in January 2023, will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Annual Report on Form 10-K. Therefore, based on management’s updated evaluation of our ability to continue as a going concern, management has concluded the factors that previously raised substantial doubt about our ability to continue as a going concern no longer exist as of the issuance date of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations (“CMOs”) to produce our drug candidates in accordance with the FDA’s current good manufacturing practices (“cGMP”) regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of briquilimab. In November 2019, we entered into development and manufacturing agreements with Lonza Sales AG (“Lonza”) relating to the manufacturing of briquilimab and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control.

We do not currently have sales and marketing infrastructure to support commercial launch of our product candidates, if approved. We may build such capabilities in North America prior to potential launch of briquilimab. Outside of North America, we may rely on licensing, co-sale and co-promotion agreements with strategic partners for the commercialization of our product candidates. If we build a commercial infrastructure to support marketing in North America, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that briquilimab will be approved.

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

Business Impact of the COVID-19 Pandemic

While conditions related to the COVID-19 pandemic improved in 2022 compared to 2021, the pandemic continues to be dynamic and near-term challenges across the economy remain. While our operations to date have not been significantly impacted by the COVID-19 pandemic any continuing impact of the COVID-19 pandemic and its downstream effects, such as healthcare and vendor staffing shortages and general disruption to the U.S. healthcare system, on our financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), CMOs, and other third parties with whom we do business, its impact on regulatory authorities and our key scientific and management personnel, progress and effectiveness of vaccination and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic and its downstream effects on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets or the overall economy continue to be impacted by the COVID-19 pandemic and its downstream effects, our business may be materially adversely affected. We will continue to actively monitor the effects of the COVID-19 pandemic and its downstream effects and will continue to take appropriate steps to attempt to mitigate the impacts to our employees, business, financial condition and operations.

Business Impact of the Geopolitical Events

We are unable to predict the effect that geopolitical events, including the conflict in Ukraine, global inflation and rising interest rates, may have on our operations. To the extent that geopolitical events adversely affect our business prospects, financial condition, and results of operations, they may also have the effect of exacerbating many of the other risks described or referenced in the section titled “Risk Factors” in this Annual Report on Form 10-K such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

Amgen License Agreement

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for briquilimab (formerly AMG-191 and JSP191) that also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (“ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or hematopoietic stem cells (c-kit)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize briquilimab. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

Stanford License Agreement

In March 2021, we entered into an exclusive license agreement with respect to the use of briquilimab from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed Nov. 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and know-how for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated.

Collaboration and Clinical Trial Agreements

Collaboration with Stanford University

Effective September 2020, we entered into a sponsored research agreement with Stanford, pursuant to which Stanford will execute a Phase 1/2 clinical trial utilizing briquilimab to treat Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital. As consideration for the services performed by Stanford under this agreement, we will pay Stanford a total of $0.9 million over approximately three years upon the achievement of the first development and clinical milestone, including FDA filings and patients’ enrollment. The first $0.3 million milestone was achieved in 2020 and paid by us in February 2021. The second $0.3 million milestone was achieved in February 2022 and paid by us in March 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

Other Collaboration and Clinical Trial Agreements

We have other collaboration and clinical trial agreements, including with Graphite Bio, Inc. and AVROBIO, Inc., to study briquilimab as targeted, non-toxic conditioning for investigational gene therapies. These collaborations are non-exclusive, and we have agreed with these collaborators to provide materials to use by the collaborators in their products’ development studies and clinical studies. We also have a clinical trial agreement with the National Cancer Institute (“NCI”) for the clinical development of briquilimab for the treatment of GATA2 deficiency, whereby NCI will perform the preclinical studies and submit an IND for this indication to the FDA, and we will provide materials to use in such studies.

We have also entered into clinical trial agreements with the National Heart, Lung, and Blood Institute (“NHLBI”) and the National Institute of Allergy and Infectious Diseases (“NIAID”), pursuant to which NHLBI and NIAID will serve as the IND sponsors of a Phase 1/2 clinical trial to evaluate briquilimab as a targeted, non-toxic conditioning regimen prior to allogeneic transplant for SCD and for chronic granulomatous disease, respectively. Each party incurs its own costs under these agreements.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs and expenses, including salaries, employee benefits, stock-based compensation for our executive and other administrative personnel; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development activities, as well as to support our operations generally. We also expect to continue to incur significant expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; additional director and officer insurance costs; and investor and public relations costs.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change	Change
	2022	2021	$	%
Operating expenses
Research and development	$34,627	$25,421	$9,206	36
General and administrative	16,569	11,412	5,157	45
Total operating expenses	51,196	36,833	14,363	39
Loss from operations	(51,196)	(36,833)	(14,363)	39
Change in fair value of common stock warrant liability	7,200	500	6,700	*
Change in fair value of earnout liability	5,725	9,277	(3,552)	(38)
Change in fair value of derivative liability	—	(3,501)	3,501	(100)
Other income (expense), net	586	(80)	666	*
Total other income, net	13,511	6,196	7,315	118
Net loss and comprehensive loss	$(37,685)	$(30,637)	$(7,048)	23

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,		Change	Change
	2022	2021	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$13,817	$15,271	$(1,454)	(10)
Consulting costs	4,639	3,205	1,434	45
Other research and development costs, including laboratory materials and supplies	3,322	479	2,843	*
Total external costs	21,778	18,955	2,823	15

Internal costs:
Personnel-related costs	8,326	5,339	2,987	56
Facilities and overhead costs	4,523	1,127	3,396	301
Total internal costs	12,849	6,466	6,383	99
Total research and development expense:	$34,627	$25,421	$9,206	36

*	not meaningful

Research and development expenses increased by $9.2 million, from $25.4 million for the year ended December 31, 2021 to $34.6 million for the year ended December 31, 2022.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses decreased by $1.5 million, from $15.3 million for the year ended December 31, 2021 to $13.8 million for the year ended December 31, 2022. The decrease is primarily due to a $0.4 million decrease in CRO expenses, a $0.3 million decrease in expenses related to pre-clinical studies, a $0.2 million decrease in Chemistry, Manufacturing and Controls expenses and a $0.6 million decrease in other third-party research and development expenses. Expenses related to professional consulting services increased by $1.4 million, from $3.2 million for the year ended December 31, 2021 to $4.6 million for the year ended December 31, 2022. The increase was related to external consulting incurred to supplement our research and development personnel. Other external research and development costs increased by $2.8 million from $0.5 million for the year ended December 31, 2021 to $3.3 million for the year ended December 31, 2022 due to increases in purchases of laboratory materials, supplies and services and other miscellaneous costs.

Our external costs by program for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Briquilimab platform	$11,358	$11,035
MDS/AML clinical trial	4,725	3,829
SCID clinical trial	2,566	2,840
Other	3,129	1,251
Total external costs	$21,778	$18,955

Personnel-related costs, including employee payroll and related expenses increased by $3.0 million, from $5.3 million for the year ended December 31, 2021 to $8.3 million for the year ended December 31, 2022, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses related to awards granted to our employees and directors increased by $0.7 million, from $0.6 million for the year ended December 31, 2021 to $1.3 million for the year ended December 31, 2022. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development. These costs increased by $3.4 million, from $1.1 million for the year ended December 31, 2021 to $4.5 million for the year ended December 31, 2022 as a result of hiring additional employees in our research and development organization and it being the first full year of allocated overhead expenses.

General and Administrative Expenses

General and administrative expenses increased by $5.2 million, from $11.4 million for the year ended December 31, 2021 to $16.6 million for the year ended December 31, 2022. Employee payroll and related expenses increased by $2.9 million, from $2.3 million for the year ended December 31, 2021 to $5.2 million for the year ended December 31, 2022, as a result of $1.5 million of higher stock based compensation and continued hiring of executives and administrative employees. Expenses related to professional consulting services increased by $1.9 million, from $6.4 million for the year ended December 31, 2021 to $8.3 million for the year ended December 31, 2022 due to increased spending on consulting, recruiting, legal, audit, accounting and other services to support our growing operations as a public company. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, increased by $0.4 million for the year ended December 31, 2022 as compared to expenses for the year ended December 31, 2021, as we continued expanding our operations to support our business strategy and product development.

Other Income, Net

Total other income, net increased by $7.3 million, from $6.2 million net income for the year ended December 31, 2021 to $13.5 million for the year ended December 31, 2022.

As of December 31, 2022, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock, which were recognized upon the closing of the Business Combination on September 24, 2021. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. These warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $7.2 million and $0.5 million of other income related to the decrease in the fair value of the common stock warrants for the years ended December 31, 2022 and 2021, respectively due to the decrease in the closing prices of the warrants during the respective period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $5.7 million and $9.3 million of other income related to the decrease in the fair value of the earnout liability for the year ended December 31, 2022 and 2021, respectively, primarily as a result of the decrease in our common stock price, which decreased the estimated liability related to the earnout provision.

We recognized a loss of $3.5 million during the year ended December 31, 2021 related to the change in fair value of our derivative tranche liability and did not have such expense in the 2022 period, as the derivative was settled in February 2021 and was no longer outstanding.

Liquidity and Capital Resources

Prior to the closing of the Business Combination, we funded our operations primarily from the issuance of redeemable convertible preferred stock shares and the issuance of convertible promissory notes. We also received net cash proceeds of $95.3 million at the closing of the Business Combination. As of December 31, 2022, we had $38.3 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on October 7, 2022, we filed a universal shelf registration statement on Form S-3 with the SEC, and which was declared effective on October 18, 2022 and will expire on October 18, 2025 (the “Shelf Registration Statement”), which allows us to, from time to time, offer up to $150.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. We believe that the Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. From time to time, we may offer securities under our Shelf Registration Statement in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement unless it is terminated earlier. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold. On November 10, 2022, we filed under the Shelf Registration Statement a prospectus supplement with the SEC in connection with the ATM Offering (the “ATM Prospectus Supplement”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $15.5 million. As of December 31, 2022, there have been no sales under the Sales Agreement and, as of December 31, 2022, the full capacity remained available for issuance. In January 2023, we issued and sold an aggregate of 2,337,496 shares of our common stock pursuant to the ATM Prospectus Supplement for total estimated net proceeds of $4.5 million.

In January 2023, we issued and sold 69,000,000 shares of our common stock in an underwritten public offering (the “Public Offering”) for total estimated net proceeds of $96.9 million pursuant to an underwriting agreement with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein.

As of March 1, 2023, approximately $10.9 million remains allocated and available under the ATM Prospectus Supplement and approximately $31.0 million remains available and unallocated under the Shelf Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2022, we had an accumulated deficit of $105.1 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least the twelve months from the date of filing of this Annual Report on Form 10-K. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and do not have any non-cancellable obligations under these agreements as of December 31, 2022.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of December 31, 2022, our rent commitments under the lease agreement are $1.1 million within the next 12 months from December 31, 2022, and $3.1 million for the remainder of the lease term.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab. As consideration for the services performed by Stanford under this sponsored research agreement, we will pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and we paid $0.3 million in March 2022. The third milestone is based on the progress of the clinical trials and will be recognized when achieved.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement, pursuant to which we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2022, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(45,858)	$(33,678)
Net cash used in investing activities	(576)	(2,428)
Net cash provided by financing activities	55	100,969
Net (decrease) increase in cash and cash equivalents and restricted cash	$(46,379)	$64,863

Cash Flows from Operating Activities

Net cash used in operating activities was $45.9 million and $33.7 million for the years ended December 31, 2022 and 2021, respectively.

Cash used in operating activities in the year ended December 31, 2022 was primarily due to our net loss for the period of $37.7 million, adjusted by non-cash net gain of $7.5 million and a net change of $0.6 million in our net operating assets and liabilities. The non-cash amounts consisted of $12.9 million net gain related to the changes in fair value of common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $4.1 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization expense and $0.3 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $2.2 million in accounts payable, an increase of $0.7 million in other receivables, and a decrease of $0.6 million in operating lease liability, partially offset by an increase of $1.7 million in other non-current liabilities, an increase of $0.8 million in accrued expenses and other current liabilities and a decrease of $0.3 million in prepaid expenses and other current assets.

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

Cash Flows from Investing Activities

Cash used in investing activities was $0.6 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $0.1 million, which primarily consisted of cash received from exercise of stock options and the purchase of shares under our employee stock purchase plan.

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

Earnout Liability

Upon the closing of the Business Combination, we recognized Sponsor Earnout Shares placed in escrow as a contingent earnout liability. These contingently issuable shares are classified as a liability on the balance sheets and are subject to re-measurement at each balance sheet date and at the settlement date. Any change in fair value is recognized in the consolidated statements of operations and comprehensive loss.

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

As of December 31, 2022, we estimated the fair value of the contingent earnout liability to be less than $0.1 million. We recognized $5.7 million of other income related to the decrease in the fair value of the earnout liability for the year ended December 31, 2022, primarily as a result of the decrease in our common stock price, which decreased the estimated liability.

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

Common Stock Fair Value — We estimate the fair value of our common stock based on the closing quoted market price of our common stock as reported on the Nasdaq Capital Market. Prior to the closing of the Business Combination, we determined the fair value of our common stock using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. We recognized stock-based compensation expense on a straight-line basis over the requisite service period, which is the period in which the related services are received. We account for forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period.

We recorded stock-based compensation expense of $4.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $8.2 million of total unrecognized compensation expense, which we expect to recognize over a remaining weighted-average period of 2.3 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $38.3 million as of December 31, 2022, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no outstanding debt as of December 31, 2022. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and in the future our clinical trial costs. We believe that inflation has not had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JASPER THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jasper Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jasper Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will need to raise additional financing to continue its products’ development for the foreseeable future.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 8, 2023

We have served as the Company’s auditor since 2021.

JASPER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,250	$84,701
Other receivables	663	—
Prepaid expenses and other current assets	2,818	3,130
Total current assets	41,731	87,831
Property and equipment, net	3,568	3,686
Operating lease right-of-use assets	1,886	1,147
Restricted cash	417	345
Other non-current assets	759	645
Total assets	$48,361	$93,654
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,768	$3,919
Current portion of operating lease liabilities	865	505
Accrued expenses and other current liabilities	4,432	3,596
Total current liabilities	7,065	8,020
Non-current portion of operating lease liabilities	2,786	2,380
Common stock warrant liability	150	7,350
Earnout liability	18	5,743
Other non-current liabilities	2,353	643
Total liabilities	12,372	24,136

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at December 31, 2022 and 2021; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at December 31, 2022 and 2021, respectively; 38,045,677 and 37,855,114 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	141,120	136,964
Accumulated deficit	(105,135)	(67,450)
Total stockholders’ equity	35,989	69,518
Total liabilities, preferred stock and stockholders’ equity	$48,361	$93,654

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses
Research and development	$34,627	$25,421
General and administrative	16,569	11,412
Total operating expenses	51,196	36,833
Loss from operations	(51,196)	(36,833)
Change in fair value of common stock warrant liability	7,200	500
Change in fair value of earnout liability	5,725	9,277
Change in fair value of derivative liability	—	(3,501)
Other income (expense), net	586	(80)
Total other income, net	13,511	6,196
Net loss and comprehensive loss	$(37,685)	$(30,637)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(2.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,482,761	11,393,753

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	15,480,195	$43,840	2,770,702	$1	$1,682	$(36,813)	$(35,130)
Issuance of common stock upon exercise of stock options	—	—	323,740	—	235	—	235
Issuance of common stock upon exercise of common stock warrants	—	—	110	—	1	—	1
Issuance of Series A-1 redeemable convertible preferred stock for cash	4,042,565	10,750	—	—	—	—	—
Settlement of the redeemable convertible preferred stock tranche liability	—	11,659	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock in connection with the Reverse Recapitalization (Note 3)	(19,522,760)	(66,249)	21,722,661	2	66,247	—	66,249
Issuance of common stock upon the Reverse Recapitalization and PIPE Financing, net of issuance costs	—	—	13,037,901	1	67,741	—	67,742
Vesting of founders’ restricted stock	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	1,048	—	1,048
Net loss	—	—	—	—	—	(30,637)	(30,637)
Balance as of December 31, 2021	—	$—	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	—	—	37,387	—	27	—	27
Issuance of common stock upon exercise of common stock warrants	—	—	20	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	59,434	—	28	—	28
RSU settlements	—	—	93,722	—	—	—	—
Vesting of founders’ restricted stock	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	4,091	—	4,091
Net loss	—	—				(37,685)	(37,685)
Balance as of December 31, 2022	—	$—	38,045,677	$4	$141,120	$(105,135)	$35,989

(1)	The shares of the Company’s common and redeemable convertible preferred stock, prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 0.282378, except for 100 shares of Series A-2 redeemable convertible preferred stock as described in Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(37,685)	$(30,637)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	975	377
Non-cash lease expense	335	189
Stock-based compensation expense	4,091	1,048
Change in fair value of derivative liability	—	3,501
Change in fair value of common stock warrant liability	(7,200)	(500)
Change in fair value of earnout liability	(5,725)	(9,277)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	312	(2,212)
Other receivables	(663)	600
Other non-current assets	(114)	(347)
Accounts payable	(2,151)	2,938
Accrued expenses and other current liabilities	836	959
Operating lease liability	(589)	(117)
Other non-current liabilities	1,720	(200)
Net cash used in operating activities	(45,858)	(33,678)
Cash flows used in investing activities
Purchases of property and equipment	(576)	(2,428)
Net cash used in investing activities	(576)	(2,428)
Cash flows from financing activities
Net proceeds from Reverse Recapitalization and PIPE Financing (Note 3)	—	95,271
Payment of Reverse Recapitalization related expenses	—	(5,288)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,750
Proceeds from exercise of common stock options	27	235
Proceeds from issuance of common stock upon ESPP purchase	28	—
Proceeds from exercise of common stock warrants	—	1
Net cash provided by financing activities	55	100,969
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,379)	64,863
Cash, cash equivalents and restricted cash at beginning of the year	85,046	20,183
Cash, cash equivalents and restricted cash at end of the year	$38,667	$85,046

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental and non-cash items reconciliations:
Right-of-use asset obtained in exchange for lease liabilities	$1,074	$—
Non-cash leasehold improvements	$(281)	$1,378
Vesting of founders’ restricted stock	$10	$10
Conversion of redeemable convertible preferred stock into common stock in connection with Reverse Recapitalization	$—	$(66,249)
Deferred issuance costs reclassified to additional paid in capital	$—	$5,288
Net liabilities assumed upon the closing of Reverse Recapitalization	$—	$(7,222)
Recognition of earnout liability	$—	$15,020
Settlement of derivative tranche liability	$—	$(11,659)
Letter of credit issued in connection with lease recognition	$72	$—

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. (“Jasper” or the “Company”), formerly known as Amplitude Healthcare Acquisition Corporation (“AMHC”), is a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hemopoietic stem cells. The Company is focused on the development and commercialization of safer and more effective therapeutic agents for diseases such as Chronic Spontaneous Urticaria, Lower to Intermediate Risk Myelodysplastic Syndrome and novel conditioning regimens for stem cell transplantation and ex-vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation. The Company is headquartered in Redwood City, California.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2022 and 2021, the Company incurred net losses of $37.7 million and $30.6 million, respectively. During the years ended December 31, 2022 and 2021, the Company had negative operating cash flows of $45.9 million and $33.7 million, respectively. As of December 31, 2022, the Company had an accumulated deficit of $105.1 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of December 31, 2022, the Company had cash and cash equivalents of $38.3 million. The Company’s management expects that the existing cash and cash equivalents, together with the total estimated net proceeds of $101.4 million from the public offering that closed in January 2023 and the sale of shares of common stock pursuant to the ATM Prospectus Supplement in January 2023, will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these consolidated financial statements. Therefore, based on management’s updated evaluation of the Company’s ability to continue as a going concern, management has concluded the factors that previously raised substantial doubt about the Company’s ability to continue as a going concern no longer exist as of the issuance date of these consolidated financial statements. However, the Company will need to raise additional financing to continue its products’ development for the foreseeable future, and will continue to need to do so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

Coronavirus Pandemic

While conditions related to the COVID-19 pandemic improved in 2022 compared to 2021, the pandemic continues to be dynamic, and near-term challenges across the economy remain. While the Company’s operations to date have not been significantly impacted by the continuing COVID-19 pandemic, it cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its business, financial condition and operations, as the ongoing effects of COVID-19 remain difficult to predict due to numerous uncertainties, including the severity, duration and resurgence of the outbreak, new variants and the contagiousness of these new variants, the effectiveness of health and safety measures, including vaccines and therapies, government and community responses, the pace and strength of the economic recovery, supply chain pressures, and potential delays in enrollment in clinical trials, among others. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic, its impact on the Company’s clinical trial enrollment, trial sites, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third parties with whom it does business, its impact on regulatory authorities and the Company’s key scientific and management personnel, progress and effectiveness of vaccinations and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. The Company will continue to actively monitor the effects of the COVID-19 pandemic and will continue to take appropriate steps to attempt to mitigate the impacts to its employees, business, financial condition and operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission for financial reporting.

The financial statements are consolidated for the years ended December 31, 2022 and 2021, and include the accounts of Jasper Therapeutics, Inc. (i.e., formerly known as AMHC) and its wholly-owned subsidiary, Jasper Tx Corp., following the Reverse Recapitalization as further discussed in Note 3, “Reverse Recapitalization”. All intercompany transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the consolidated financial statements include but are not limited to the valuation of common and redeemable convertible preferred stock before the Reverse Recapitalization, the determination of the incremental borrowing rate used for operating lease liabilities, valuation of derivative liability before the Reverse Recapitalization, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$38,250	$84,701
Restricted cash	417	345
Total cash, cash equivalents and restricted cash	$38,667	$85,046

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, principally property and equipment, whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2022 and 2021.

Leases

The Company determines whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a financing lease or operating lease at the commencement date of the lease. Leases with a term greater than one year are recognized on the balance sheet as operating right-of-use assets, current portion of operating lease liabilities and non-current portion of operating lease liabilities. The Company elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of 12 months or less (short-term leases). Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in the Company’s lease contracts is not readily determinable, the Company utilizes a collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the right-of-use asset is impaired.

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

The Company has no finance leases as of December 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, common stock warrant liability, earnout liability and other non-current liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of cash, other receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short-term maturities.

Common Stock Warrant Liability

The Company has outstanding warrants to purchase 4,999,863 shares of its common stock (the “Common Stock Warrants”), all of which were issued in connection with AMHC’s initial public offering and entitle a holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Common Stock Warrants are accounted as derivative financial instruments. As long as the Company continues to have shares of non-voting common stock outstanding, the Common Stock Warrants do not meet the equity classification guidance and are accounted as liabilities at fair value. The Common Stock Warrants are subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration. Upon conversion of all outstanding shares of non-voting common stock into shares of voting common stock, the Common Stock Warrants will meet the equity classification guidance and will be reclassified to equity at the then-current fair value. On January 31, 2023, 911,022 outstanding shares of the Company’s non-voting common stock were converted into 911,022 shares of the Company’s voting common stock per the holder’s request, leaving no shares of non-voting common stock remaining outstanding as of January 31, 2023.

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

General and Administrative

General and administrative expenses include compensation, employee benefits and stock-based compensation for executive management, finance administration and human resources, allocated facility and information technology costs, professional service fees and other general overhead costs, including allocated depreciation to support the Company’s operations.

Stock-Based Compensation

The Company measures its stock options granted to employees and non-employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. For restricted stock unit awards, the estimated fair value is the fair market value of the underlying stock on the grant date. The Company expenses the fair value of its equity-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received. The Company accounts for award forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance on its deferred tax assets.

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

Comprehensive loss

Comprehensive loss represents all changes in stockholders’ equity (deficit) except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) during the years ended December 31, 2022 and 2021, and therefore, the Company’s comprehensive loss was the same as its reported net loss.

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

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the years ended December 31, 2022 and 2021, the diluted net loss per common share was the same as basic net loss per share of common stock, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its President and Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public companies, this ASU is effective for fiscal years beginning after December 15, 2020. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted this ASU on January 1, 2022. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures about certain types of government assistance received. ASU No. 2021-10 is effective for fiscal years beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022. The adoption of this ASU resulted in additional disclosures related to the CIRM grant (Note 6). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022; however, in December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date from December 31, 2022 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is currently evaluating the effect of ASU No. 2020-04 on its consolidated financial statements.

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

The Business Combination is accounted for as a reverse recapitalization under U.S. GAAP and Old Jasper was determined to be the acquiror. Accordingly, for accounting purposes, the consolidated financial statements of the Company represent a continuation of the financial statements of Old Jasper with the Business Combination being treated as the equivalent of the Company issuing stock for the net assets of AMHC, accompanied by a reverse recapitalization. The net assets of AMHC are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Old Jasper.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of December 31, 2022 and 2021.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$37,250	$-	$-	$37,250
Total fair value of assets	$37,250	$-	$-	$37,250

Financial liabilities
Common stock warrant liability	$150	$-	$-	$150
Earnout liability	-	-	18	18
Total fair value of financial liabilities	$150	$-	$18	$168

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$83,701	$—	$—	$83,701
Total fair value of assets	$83,701	$—	$—	$83,701

Financial liabilities
Common stock warrant liability	$7,350	$—	$—	$7,350
Earnout liability	—	—	5,743	5,743
Total fair value of financial liabilities	$7,350	$—	$5,743	$13,093

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Derivative tranche liability	Earnout Liability
Fair Value as of January 1, 2021	$8,158	$—
Initial fair value of earnout liability	—	15,020
Change in the fair value included in other expense (income)	3,501	(9,277)
Settlement of obligation	(11,659)	—
Fair Value as of December 31, 2021	—	5,743

Fair Value as of January 1, 2022	$—	$5,743
Change in the fair value included in other income	—	(5,725)
Fair Value as of December 31, 2022	$—	$18

The derivative tranche liability was measured using the option pricing method by estimating the value using the Black-Scholes model. The significant inputs used in the Black-Scholes model include the fair value of the redeemable convertible preferred stock, the risk-free interest rate, the expected volatility and the expected term when each tranche will be settled. The fair value of the derivative tranche liability equaled its intrinsic value, a difference between the issued redeemable convertible preferred stock shares’ fair value and the price paid by investors, at the date of settlement in February 2021. The Company recorded a $3.5 million loss from the remeasurement of the derivative tranche liability in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. As of December 31, 2022 and 2021, the derivative tranche liability was fully settled. The following assumptions were used to determine the fair value of the derivative tranche liability as of settlement date:

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$18	Monte Carlo Simulation	Common stock price	$0.48
			Expected term (in years)	1.73
			Expected volatility	105.0%
			Risk-free interest rate	4.40%

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

NOTE 5. CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$1,362	$2,074
Research and development prepaid expenses	842	139
Payroll tax credit receivable	250	548
Other prepaid expenses and current assets	246	219
Other	118	150
Total	$2,818	$3,130

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$2,477	$2,056
Lab equipment	1,706	1,569
Office furniture & fixtures	502	208
Computer equipment	145	140
Capitalized software	90	90
Property and equipment, gross	4,920	4,063
Less: accumulated depreciation and amortization	(1,352)	(377)
Property and equipment, net	$3,568	$3,686

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $1.0 million and $0.4 million, respectively

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	December 31,
	2022	2021
Research and development accrued expenses	$2,651	$1,660
Accrued employee and related compensation expenses	1,587	1,151
License option liability, current	—	200
Other	194	585
Total	$4,432	$3,596

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	December 31,
	2022	2021
CIRM grant liability	$2,264	$600
Accrued tax liability	—	24
Restricted stock liability	9	19
Other non-current liabilities	80	—
Total	$2,353	$643

NOTE 6. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company received an aggregate of $0.6 million from CIRM in January and March 2021 for milestones that were met in 2020, and such amounts were included in other receivables and in other long-term liabilities. As of December 31, 2021, the Company recorded $0.6 million in other long-term liabilities related to this grant. In October 2022, the Company met the second milestone and received $1.0 million in December 2022 related to this milestone, which was also recorded in other long-term liabilities. In December 2022, the third milestone was mutually amended by the parties and achieved by the Company. As of December 31, 2022, the Company recorded $0.7 million in other receivables and in other long-term liabilities related to the third milestone. As of December 31, 2022 approximately $50,000 is available for future distribution to the Company under the grant upon achievement of a future milestone.

NOTE 7. SIGNIFICANT AGREEMENTS

Amgen License Agreement

On November 21, 2019, the Company entered into a license agreement with Amgen (the “Amgen License Agreement”), pursuant to which the Company obtained an exclusive, sublicensable license for certain patents, data, and non-data know-how related to Amgen’s proprietary monoclonal antibody known as AMG-191, as renamed to JSP191 and then briquilimab. Concurrently with the execution of the license agreement, Amgen assigned to the Company its rights and obligations under the Investigator Sponsored Research Agreement (the “ISRA”) previously entered into in June 2013 between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) related to the study of briquilimab.

Under the ISRA, the Company was provided an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). There are no other fees due under the ISRA. The Company exercised the Option in June 2020, and the definitive license with Stanford (the “Stanford License Agreement”) was executed in March 2021. Upon exercise of the Option, the $1.0 million option exercise fee was recognized as research and development cost. In June 2020, the Company and Stanford agreed that the Investigational New Drug Application (“IND”) and control of the study related to the ISRA would be transferred to the Company. As a result, the Company has worldwide exclusive rights to develop and commercialize briquilimab. The Company paid $0.2 million related to the option exercise fee in each of June and November 2020. The Company paid $0.2 million and $0.4 million related to this option exercise fee in 2022 and 2021 respectively. An amount of zero and $0.2 million is included in accrued expenses and other current liabilities as of December 31, 2022 and December 31, 2021, respectively.

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

Stanford License Agreement

In March 2021, the Company entered into the Stanford License Agreement, following the exercise of the Option in June 2020. The Company received a worldwide, exclusive license with a right to sublicense for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in March 2022, which was recognized as research and development expense in the statements of operations and comprehensive loss for the year ended December 31, 2022.

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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The Common Stock Warrants are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period. The fair value of $7.9 million of Common Stock Warrants was recognized as a liability on September 24, 2021, the Closing Date, based on the closing market price. 130 Common Stock Warrants have been exercised from the Closing Date through December 31, 2022.

The Company recognized a gain of $7.2 million and $0.5 million for the years ended December 31 2022, and 2021, respectively classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.2 million and $7.4 million as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the estimated fair value of the earnout liability was less than $0.1 million and $5.7 million based on a Monte Carlo simulation model. Assumptions used in the valuations as of December 31, 2022 and 2021 are described in Note 4. No triggering event occurred as of December 31, 2022. The Company recognized a gain of $5.7 million and $9.3 million for the years ended December 31, 2022 and 2021, respectively, classified within change in fair value of earnout liability in the consolidated statements of operations and comprehensive loss.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company leased 7,781 rentable square feet and in January 2022, the Company leased an additional 5,611 square feet of laboratory and office space in Redwood City, California. The Company’s operating lease will expire in August 2026. In March 2022, the Company entered into an agreement for 5,144 square feet of temporary office space in Redwood City, California, for use while the extra space leased in January 2022 was under construction. The Company paid a total of $0.1 million of rent expense during the year ended December 31, 2022 for the temporary office space rent.

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized $0.3 million and $1.6 million in leasehold improvements covered by these allowances as of December 31, 2022 and 2021, respectively. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

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

The components of lease costs, which were included in the Company’s consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year ended December 31,
	2022	2021
Lease cost
Operating lease cost	$622	$479
Short-term lease cost	129	326
Total lease cost	$751	$805

Supplemental information related to the Company’s operating leases is as follows:

	Year ended December 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$870	$301
Weighted average remaining lease term (years)	3.6	4.6
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2022 (in thousands):

Amount
Year ending December 31,
2023	$1,119
2024	1,153
2025	1,187
2026	740
Total undiscounted lease payments	4,199
Less imputed interest	(548)
Total discounted lease payments	3,651
Less current portion of lease liability	(865)
Noncurrent portion of lease liability	$2,786

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using briquilimab. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of December 31, 2022, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. The first milestone in the amount of $0.3 million was achieved in 2020. The second milestone in the amount of $0.3 million was achieved in February 2022 and recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The third milestone is based on the progress of the clinical trials and will be recognized if and when achieved.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 7), pursuant to which the Company is required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2022 and 2021, and no such royalties were due as of such dates. The Company paid a $25,000 license maintenance fee in March 2022 and recognized this as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022 and 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 10. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 37,134,655 and 36,559,092 shares of voting common stock, 911,022 and 1,296,022 shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. On January 31, 2023, 911,022 shares of the Company’s non-voting common stock were fully converted into 911,022 shares of the voting common stock per the holder’s request, and no shares of non-voting common stock remained outstanding after such conversion.

As of December 31, 2022 and 2021, the Company had common stock reserved for future issuance as follows:

	December 31,
	2022	2021
Outstanding and issued common stock options	6,169,180	2,660,383
Common stock warrants	4,999,863	4,999,883
Outstanding restricted stock units	2,617,445	—
Shares available for grant under 2021 Equity Incentive Plan	1,383,661	4,422,480
Shares available for grant under 2022 Inducement Equity Incentive Plan	1,295,672	—
Shares available for grant under 2021 Employee Stock Purchase Plan	869,117	550,000
Total shares of common stock reserved	17,334,938	12,632,746

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”). The Shelf Registration Statement allows us to sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings. The SEC declared the Shelf Registration Statement effective on October 18, 2022. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

ATM Offering

On November 10, 2022, the Company also entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”) pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of the Company’s common stock from time to time (the “ATM Offering”). On November 10, 2022, the Company filed under the Shelf Registration Statement a prospectus supplement with the SEC in connection with the ATM Offering (the “ATM Prospectus Supplement”), pursuant to which the Company may offer pursuant to the ATM Offering shares of its common stock having an aggregate offering price of up to $15.5 million. As of December 31, 2022, there have been no sales under the ATM Offering and, as of December 31, 2022, the full capacity remained available for issuance. In January 2023, the Company issued and sold an aggregate of 2,337,496 shares of its common stock pursuant to the ATM Prospectus Supplement for total estimated net proceeds of $4.5 million.

Public Offering

In January 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) under the Shelf Registration Statement of 69,000,000 shares of Common Stock, which included the exercise in full by the Underwriters of their option to purchase 9,000,000 additional shares of Common Stock. The public offering price was $1.50 per share and the Underwriters agreed to purchase the Common Stock pursuant to the Underwriting Agreement at a price of $1.41 per share. The total estimated net proceeds of the Offering were $96.9 million.

NOTE 11. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective upon the prior approval of Old Jasper’s board of directors and stockholders. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan, beginning on January 1, 2022. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (the “Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of December 31, 2022, 5,904,271 shares were reserved for issuance under the 2021 Plan, of which 1,383,661 shares were available for future grant and 4,520,610 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of December 31, 2022, 59,434 shares have been issued under the ESPP and 869,117 shares were reserved and available for future issuance.

Under the 2021 Plan, the Company can grant incentive stock options (“ISOs”), nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards to employees, directors and consultants. Under the 2022 Inducement Plan, the Company can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. Under the ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

On March 14, 2022, the compensation committee of the Board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”), pursuant to which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of December 31, 2022, 3,000,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 1,295,672 shares were available for future grant and 1,704,328 shares were subject to an outstanding stock option. In February 2023, the Company granted a stock option under the 2022 Inducement Plan to purchase 1,093,831 shares of the Company’s common stock.

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

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the 2019 Plan for the year ended December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2022	2,660,383	$0.81	8.54	$18,731,908
Options granted	3,997,553	$3.32
Options exercised	(37,387)	$0.71
Options cancelled/forfeited	(451,369)	$3.32
Balance, December 31, 2022	6,169,180	$2.25	7.80	$-
Vested and expected to vest, December 31, 2022	6,169,180	$2.25	7.80	$-
Exercisable	2,438,614	$1.27	6.75	$-

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value as of December 31, 2022 is zero since the fair market value of the common stock as of such date was less than the exercise price of the outstanding stock options. The total intrinsic value of the options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $2.1 million, respectively.

The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $1.8 million and $1.4 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $2.38 and $2.66 per share, respectively.

Future stock-based compensation for unvested options as of December 31, 2022 was $6.6 million, which is expected to be recognized over a weighted-average period of 2.7 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.3 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan for the year ended December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2022	306,459	$0.71	8.41	$2,188,645
Options granted	157,500	$2.80
Balance, December 31, 2022	463,959	$1.42	8.06	$-
Vested and expected to vest, December 31, 2022	463,959	$1.42	8.06	$-
Exercisable	308,959	$0.73	7.43	$-

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at January 1, 2022	-	$-
Granted	2,865,350	$0.88
Vested	(93,722)	$3.54
Cancelled	(154,183)	$0.79
Unvested restricted stock units at December 31, 2022	2,617,445	$0.79
Vested and unreleased	-	$-
Outstanding restricted stock units at December 31, 2022	2,617,445	$0.79

The total fair value of RSUs that vested during the year ended December 31, 2022 was $0.3 million. Unamortized stock-based compensation for restricted stock units as of December 31, 2022 was $1.6 million, which is expected to be recognized over a weighted-average period of 0.8 years.

Employee Stock Purchase Plan

The first offering period commenced in June 2022 and ended in December 2022. The second offering period commenced in December 2022 and will end in June 2023.

The Company issued 59,434 shares of common stock under the ESPP as of December 31, 2022 and recognized $0.1 million compensation expense related to the ESPP for the year ended December 31, 2022. Unamortized stock-based compensation for shares issuable under the ESPP as of December 31, 2022 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years. The Company recorded less than $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of December 31, 2022.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employee and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$1,423	$612
General and administrative	2,668	436
Total	$4,091	$1,048

The Company recognized $0.2 million and $0.1 million of stock-based compensation expense related to performance-based options and RSUs during the years ended December 31, 2022 and 2021, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	1.00 – 6.08	5.29 – 6.08
Expected volatility	63.41% – 106.03%	75.27% – 75.79%
Risk-free interest rate	1.40% – 3.62%	0.65% – 0.80%
Expected dividend yield	—	—

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of the Company’s common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The Company estimates the fair value of its common stock based on the closing quoted market price of its common stock as reported on the Nasdaq Capital Market.

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

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2022
Expected term (in years)	0.50
Expected volatility	75.61% - 78.89%
Risk-free interest rate	1.81% - 4.72%
Expected dividend yield	—

NOTE 12. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(37,685)	$(30,637)
Denominator:
Weighted average common shares outstanding	37,935,117	12,363,677
Less: Weighted-average unvested restricted shares	(402,356)	(685,129)
Less: Shares subject to earnout	(1,050,000)	(284,795)
Weighted average shares used to compute basic and diluted net loss per share	36,482,761	11,393,753

Net loss per share attributable to common stockholders – basic and diluted	$(1.03)	$(2.69)

Earnout Shares are not included in the net loss per share as the triggering events are contingent upon the Company’s common stock price exceeding specific thresholds and were not met as of each of December 31, 2021 and 2022.

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	December 31,
	2022	2021
Common stock warrants	4,999,863	4,999,883
Outstanding and issued common stock options	6,169,180	2,660,383
Outstanding RSUs	2,617,445	—
Unvested restricted common stock	258,847	541,225
Total	14,045,335	8,201,491

NOTE 13. INCOME TAXES

During the years ended December 31, 2022 and 2021, the Company did not incur any tax expense or benefit as the Company operated with taxable losses and provided a full valuation allowance.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021
Federal tax benefit at statutory rate	$(7,914)	$(6,433)
State taxes	(4,518)	(1,729)
Change in fair value of derivative	—	735
Change in fair value of warrant liability	(1,512)	(105)
Change in fair value of earnout liability	(1,202)	(1,948)
Non-deductible expenses	(108)	633
Research and development credits	(1,835)	(1,095)
Change in valuation allowance	16,243	10,095
Other	846	(153)
Provision for income taxes	$—	$—

The Inflation Reduction Act 2022 (the “IRA”), which incorporates a Corporate Alternative Minimum Tax, was signed into law on August 16, 2022. The changes will affect the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company does not expect the IRA to have a material impact on the Company’s consolidated financial statements.

Significant components of the Company’s net deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other	$1,281	$510
Intangibles	484	407
Net operating losses	20,669	14,683
Research and development credits	3,245	1,410
Stock based compensation	985	222
Lease liability	1,090	760
Section 195 start-up amortization	351	—
Fixed assets	99	—
Capitalized section 174	6,284	—
Unrealized gain/loss	—	13
Total deferred tax assets	34,488	18,005
Valuation allowance	(33,925)	(17,682)
Total net deferred tax assets	563	323
Deferred tax liabilities:
Right-of-use asset	(563)	(302)
Fixed assets	—	(21)
Total deferred tax liabilities	(563)	(323)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $16.2 million and increased by $10.1 million for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the Company’s federal and state net operating loss carryforwards as of December 31, 2022 (amounts in thousands):

	Amount	Expiration Years
Net operating losses, Federal	$68,798	Do not expire
Net operating losses, states primarily California	$120,035	2038-2042

As of December 31, 2022, the Company had research and development credit carryforwards of approximately $2.7 million and $2.2 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and California credits carryforward indefinitely.

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code, as amended (“IRC”), and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. As of December 31, 2022, the Company has completed an IRC Section 382 analysis from inception through the year ended December 31, 2021 and has appropriately reflected its net operating loss deferred tax assets. Any future ownership changes may result in further limitations.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the periods ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$828	$252
Additions based on tax positions related to current year	894	576
Balance at end of year	$1,722	$828

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during tax years 2022 and 2021. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

The Company’s federal returns for tax years 2019 through 2021 remain open to examination, and the Company’s state returns remain subject to examination for tax years 2019 through 2021. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other relevant tax authorities. No income tax returns are currently under examination by taxing authorities.

NOTE 14. 401(K) SAVINGS PLAN

The Company has a retirement and savings plan under Section 401(k) of the IRC (the “401(k) Plan”), covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) Plan at its discretion. $0.1 million and zero contributions were made to the 401(k) Plan by the Company for the years ended December 31, 2022 and 2021, respectively.

NOTE 15. RELATED PARTIES

The Company entered into consulting agreements with two founders, who also received founders’ common stock shares for services and assigned patents. The Company recorded $0.5 million for the founders’ advisory and consulting services performed for each of the years ended December 31, 2022 and 2021. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 7) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

In December 2020, the Company entered into a material transfer agreement with Zai Lab Limited where both companies collaborated on a research project and shared total expenses of up to $0.3 million equally. The Company recorded zero and $36,000 as a reduction to research and development expenses for expenses reimbursed by Zai Lab Limited for the years ended December 31, 2022 and 2021, respectively. The Company’s chairman is a board member of Zai Lab Limited.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders (the “2023 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Third Amended and Restated Bylaws of the Registrant.	8-K	001-39138	2/17/2023	3.1
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3*	Description of Securities of Jasper Therapeutics, Inc.
10.1	Form of Subscription Agreement, dated May 5, 2021.	8-K	001-39138	5/6/2021	10.1
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan.	8-K	001-39138	9/29/2021	10.3
10.4#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	001-39138	9/29/2021	10.4
10.5#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of RSU Grant Notice and Award Agreement (RSU Award).	8-K	001-39138	9/29/2021	10.5
10.6#	Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39138	9/29/2021	10.6
10.7#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan.	8-K	001-39138	3/16/2022	10.1
10.8#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	333-263702	3/18/2022	10.6
10.9#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	333-263702	3/18/2022	10.7
10.10#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.11#	Employment Agreement, dated as of February 25, 2022, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	2/28/2022	10.1
10.12#	Employment Agreement, dated as of September 24, 2021, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	9/29/2021	10.8
10.13#	Jasper Therapeutics, Inc. Employee Severance Plan for Vice Presidents and Executive Committee Members.	S-4/A	333-256875	7/19/2021	10.11
10.14#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.15#	Service Agreement, dated March 7, 2022, by and between Jasper Therapeutics, Inc. and William Lis.	8-K	001-39138	3/11/2022	10.1
10.16#	Separation Agreement and General Release of All Claims, dated March 17, 2022, by and between the Registrant and Kevin N. Heller, M.D.	10-Q	001-39138	5/12/2022	10.6
10.17#*	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.
10.18#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.19	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	10.2
10.20	Amendment to Sponsor Support Agreement, dated as of September 24, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	9/29/2021	10.14
10.21^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13

10.22	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.23^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.24^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.25^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.26^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.27^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.28^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.29^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.30^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.31^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.32	Controlled Equity OfferingSM Sales Agreement, dated as of November 10, 2022, by and between Jasper Therapeutics, Inc. and Cantor Fitzgerald & Co.	10-Q	001-39138	11/10/2022	10.1
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2023	JASPER THERAPEUTICS, INC.

	By:	/s/ Ronald Martell
Ronald Martell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Martell	President, Chief Executive Officer and Director	March 8, 2023
Ronald Martell	(Principal Executive Officer)

/s/ Jeet Mahal	Chief Financial Officer and Chief Operating Officer	March 8, 2023
Jeet Mahal	(Principal Accounting and Financial Officer)

/s/ William Lis	Chairman of the Board	March 8, 2023
William Lis

/s/ Anna French, D.Phil.	Director	March 8, 2023
Anna French, D.Phil.

/s/ Vishal Kapoor	Director	March 8, 2023
Vishal Kapoor

/s/ Lawrence Klein, Ph.D.	Director	March 8, 2023
Lawrence Klein, Ph.D.

/s/ Christian W. Nolet	Director	March 8, 2023
Christian W. Nolet

/s/ Judith Shizuru, M.D., Ph.D.	Director	March 8, 2023
Judith Shizuru, M.D., Ph.D.

/s/ Kurt von Emster	Director	March 8, 2023
Kurt von Emster