Form 10-Q
period 2023-03-31
Jasper Therapeutics, Inc.
filed 2023-05-12
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the number of shares of the issuer’s common stock outstanding was 110,326,184 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$129,400	$38,250
Other receivables	-	663
Prepaid expenses and other current assets	3,108	2,818
Total current assets	132,508	41,731
Property and equipment, net	3,320	3,568
Operating lease right-of-use assets	1,787	1,886
Restricted cash	417	417
Other non-current assets	725	759
Total assets	$138,757	$48,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,846	$1,768
Current portion of operating lease liabilities	891	865
Accrued expenses and other current liabilities	3,155	4,432
Total current liabilities	7,892	7,065
Non-current portion of operating lease liabilities	2,554	2,786
Common stock warrant liability	-	150
Earnout liability	782	18
Other non-current liabilities	2,331	2,353
Total liabilities	13,559	12,372

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; none issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock: $0.0001 par value — 492,000,000 shares authorized at March 31, 2023 and December 31, 2022; 109,428,211 and 38,045,677 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	4
Additional paid-in capital	244,582	141,120
Accumulated deficit	(119,395)	(105,135)
Total stockholders’ equity	125,198	35,989
Total liabilities and stockholders’ equity	$138,757	$48,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$9,805	$8,188
General and administrative	4,142	4,590
Total operating expenses	13,947	12,778
Loss from operations	(13,947)	(12,778)
Interest income	1,096	2
Change in fair value of earnout liability	(764)	4,593
Change in fair value of common stock warrant liability	(575)	6,050
Other expense, net	(70)	(74)
Total other (expense) income, net	(313)	10,571
Net loss and comprehensive loss	$(14,260)	$(2,207)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	88,159,248	36,309,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	38,045,677	$4	$141,120	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	44,413	-	32	-	32
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $6.6 million	69,000,000	7	96,923	-	96,930
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.1 million	2,337,496	-	4,509	-	4,509
Reclassification of common stock warrants from liability to equity (Note 7)	-	-	725	-	725
RSU settlements	625	-	-	-	-
Vesting of founders’ restricted stock	-	-	6	-	6
Stock-based compensation expense	-	-	1,267	-	1,267
Net loss	-	-	-	(14,260)	(14,260)
Balance as of March 31, 2023	109,428,211	$11	$244,582	$(119,395)	$125,198

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	19,073	-	13	-	13
Issuance of common stock upon exercise of common stock warrants	20	-	-	-	-
Vesting of founders’ restricted stock	-	-	3	-	3
Stock-based compensation expense	-	-	778	-	778
Net loss	-	-	-	(2,207)	(2,207)
Balance as of March 31, 2022	37,874,207	$4	$137,758	$(69,657)	$68,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(14,260)	$(2,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	274	216
Non-cash lease expense	99	56
Stock-based compensation expense	1,267	778
Change in fair value of common stock warrant liability	575	(6,050)
Change in fair value of earnout liability	764	(4,593)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(290)	(269)
Other receivables	663	-
Other non-current assets	34	34
Accounts payable	2,078	(2,453)
Accrued expenses and other current liabilities	(1,317)	386
Operating lease liability	(206)	(112)
Other non-current liabilities	(16)	1
Net cash used in operating activities	(10,335)	(14,213)
Cash flows used in investing activities
Purchases of property and equipment	(26)	(29)
Net cash used in investing activities	(26)	(29)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	101,479	-
Proceeds from exercise of common stock options	32	13
Net cash provided by financing activities	101,511	13
Net increase (decrease) in cash, cash equivalents and restricted cash	91,150	(14,229)
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of the period	38,667	85,046
Cash, cash equivalents and restricted cash at end of the period	$129,817	$70,817

Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability to equity	$725	$-
Unpaid offerings issuance costs included in accrued expenses and other current liabilities	$40	$-
Vesting of founders’ restricted stock	$6	$3
Right-of-use asset obtained in exchange for lease liabilities	$-	$1,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells. The Company is focused on the development and commercialization of safer and more effective therapeutic agents for diseases such as Chronic Spontaneous Urticaria, Lower to Intermediate Risk Myelodysplastic Syndrome and novel conditioning regimens for stem cell transplantation and ex-vivo gene therapy, a technique in which genetic manipulation of cells is performed outside of the body prior to transplantation. The Company is headquartered in Redwood City, California.

On September 24, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination” or “Reverse Recapitalization” for accounting purposes) pursuant to the terms of the Business Combination Agreement, dated as of May 5, 2021 (the “BCA”), by and among Amplitude Healthcare Acquisition Corporation (“AMHC”), Ample Merger Sub, Inc., a then-wholly-owned subsidiary of AMHC (“Merger Sub”), and the pre-Business Combination Jasper Therapeutics, Inc. (now named Jasper Tx Corp.) (“Old Jasper”). Pursuant to the terms of the BCA, on the Closing Date, (i) Merger Sub merged with and into Old Jasper, with Old Jasper as the surviving company in the Business Combination, and, after giving effect to such Business Combination, Old Jasper became a wholly owned subsidiary of AMHC and changed its name to “Jasper Tx Corp.”, and (ii) AMHC changed its name to “Jasper Therapeutics, Inc.”.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2023 and 2022, the Company incurred net losses of $14.3 million and $2.2 million, respectively. During the three months ended March 31, 2023 and 2022, the Company had negative operating cash flows of $10.3 million and $14.2 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $119.4 million and $105.1 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of March 31, 2023, the Company had cash and cash equivalents of $129.4 million. The Company’s management expects that the existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future, and expects to continue doing so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

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

The accompanying condensed financial statements are consolidated and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 8, 2023. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the determination of the incremental borrowing rate used for operating lease liabilities, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	March 31	December 31,
	2023	2022
Cash and cash equivalents	$129,400	$38,250
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$129,817	$38,667

Cash and cash equivalents consist of a checking account and investments in money market funds with an original maturity of three months or less at the time of purchase. The recorded carrying amount of cash and cash equivalents approximates their fair value. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 8). Cash and cash equivalents balances are held at financial institutions and account balances may exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock subject to repurchase, common stock subject to restricted stock awards, the Earnout Shares, the Common Stock Warrants and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities.

The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the three months ended March 31, 2023 and 2022, the diluted net loss per common share was the same as basic net loss per common share, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

New Accounting Pronouncements Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s consolidated financial statements.

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

The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. As of December 31, 2022, Level 1 securities consisted of highly liquid money market funds and common stock warrant liability. In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2023, Level 1 securities included money market funds. As a result of the warrant liability being reclassified to equity during the three months ended March 31, 2023, the common stock warrants are no longer securities that are measured at fair value at period end (see Note 7).

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of March 31, 2023 and December 31, 2022.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included the earnout liability, which was recognized in connection with the Business Combination in September 2021.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2023 and 2022.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$126,836	$-	$-	$126,836
Total fair value of assets	$126,836	$-	$-	$126,836

Financial liabilities
Earnout liability	$-	$-	$782	$782
Total fair value of financial liabilities	$-	$-	$782	$782

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$37,250	$-	$-	$37,250
Total fair value of assets	$37,250	$-	$-	$37,250

Financial liabilities
Common stock warrant liability	$150	$-	$-	$150
Earnout liability	-	-	18	18
Total fair value of financial liabilities	$150	$-	$18	$168

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability

Fair Value as of January 1, 2022	$5,743
Change in the fair value included in other income	(4,593)
Fair Value as of March 31, 2022	$1,150

Fair Value as of January 1, 2023	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	$782

The estimated fair value of the earnout liability is determined using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the Company’s current common stock price, expected volatility, risk-free rate and expected term. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value.

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at March 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$782	Monte Carlo Simulation	Common stock price	$1.81
			Expected term (in years)	1.49
			Expected volatility	140.0%
			Risk-free interest rate	4.26%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$18	Monte Carlo Simulation	Common stock price	$0.48
			Expected term (in years)	1.73
			Expected volatility	105.0%
			Risk-free interest rate	4.40%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$942	$1,362
Research and development prepaid expenses	925	842
Other receivables	270	118
Payroll tax credit receivable	250	250
Other prepaid expenses and current assets	721	246
Total	$3,108	$2,818

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	March 31,	December 31,
	2023	2022
Leasehold improvements	$2,477	$2,477
Lab equipment	1,732	1,706
Office furniture & fixtures	502	502
Computer equipment	145	145
Capitalized software	90	90
Property and equipment, gross	4,946	4,920
Less: accumulated depreciation and amortization	(1,626)	(1,352)
Property and equipment, net	$3,320	$3,568

Depreciation and amortization expenses were $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	March 31,	December 31,
	2023	2022
Research and development accrued expenses	$2,228	$2,651
Accrued employee and related compensation expenses	501	1,587
Other	426	194
Total	$3,155	$4,432

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	March 31,	December 31,
	2023	2022
CIRM grant liability	$2,264	$2,264
Restricted stock liability	3	9
Other non-current liabilities	64	80
Total	$2,331	$2,353

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award was payable to the Company upon achievement of milestones over the next three years that were primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company received an aggregate of $2.3 million from CIRM through March 31, 2023, of which $0.7 million was received in cash during the quarter ended March 31, 2023. As of March 31, 2023, $50,000 is available for future distribution to the Company under the grant upon achievement of a future milestone.

NOTE 6. SIGNIFICANT AGREEMENTS

Amgen License Agreement

In November 2019, the Company entered into a worldwide exclusive license agreement with Amgen, Inc. (“Amgen”) for briquilimab (formerly known as AMG-191 and JSP191) that also includes translational science and materials from Stanford University (the “Amgen License Agreement”). The Company was assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (the “ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and the Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, the Company received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). The Company exercised the Option on June 2, 2020. As a result, the Company has worldwide exclusive rights to develop and commercialize briquilimab.

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

Stanford License Agreement

In March 2021, the Company entered into the Stanford License Agreement. The Company received a worldwide, exclusive license with a right to sublicense for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.

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

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The Company’s Common Stock Warrants assumed in the Business Combination are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and will expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period.

As long as the Company continued to have shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted for as liabilities at fair value. A holder converted all its 911,022 outstanding shares of non-voting common stock into shares of voting common stock during the three months ended March 31, 2023 and thereafter the Company no longer had any outstanding shares of non-voting common stock. As of March 31, 2023, the outstanding Common Stock Warrants for 4,999,863 shares of common stock met equity classification criteria and were reclassified to equity at the fair value of $0.7 million at the conversion date.

The Company recognized a loss of $0.6 million and a gain of $6.1 million for the three months ended March 31, 2023 and 2022, respectively, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.2 million as of December 31, 2022.

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

The estimated fair value of the earnout liability was $0.8 million and less than $0.1 million as of March 31, 2023 and December 31, 2022, respectively, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 3. No triggering event occurred as of March 31, 2023. The Company recognized a loss of $0.8 million and a gain $4.6 million for the three months ended March 31, 2023 and 2022, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized the full $1.9 million in leasehold improvements covered by these allowances during the 2021 and 2022 fiscal years. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. As of March 31, 2023 and December 31, 2022, the leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

In addition to the construction management and supervision fee noted above, the Company pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the condensed consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s condensed statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$168	$119
Short-term lease cost	1	45
Total lease cost	$169	$164

Supplemental information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$276	$176
Weighted average remaining lease term (years)	3.4	4.4
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2023 (in thousands):

Year ending December 31,	Amount
2023 (remainder of the year)	$843
2024	1,153
2025	1,187
2026	740
Total undiscounted lease payments	3,923
Less imputed interest	(478)
Total discounted lease payments	3,445
Less current portion of lease liability	(891)
Noncurrent portion of lease liability	$2,554

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using briquilimab. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of March 31, 2023, the Company has not yet exercised the Fanconi Anemia Option.

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

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestones and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2023, and no royalties were due as of such date. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023 and the year ended December 31, 2022, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023 and December 31, 2022, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9: COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 109,428,211 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had shares of its common stock reserved for future issuance as follows:

	March 31,	December 31,
	2023	2022
Outstanding and issued common stock options	8,903,590	6,169,180
Common stock warrants	4,999,863	4,999,863
Outstanding restricted stock units	2,616,820	2,617,445
Shares available for grant under 2021 Employee Stock Purchase Plan	1,249,573	869,117
Shares available for grant under 2021 Equity Incentive Plan	1,220,496	1,383,661
Shares available for grant under 2022 Inducement Equity Incentive Plan	201,841	1,295,672
Total shares of common stock reserved	19,192,183	17,334,938

Shelf Registration Statement and Public Offering

In October 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the U.S. Securities and Exchange Commission (“SEC”). The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. In April 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. The Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

In January 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”). The Company sold 69,000,000 shares of common stock, including 9,000,000 shares issued as a result of the exercise of the Underwriters’ option to purchase 9,000,000 shares and received net proceeds of $96.9 million.

ATM Offering

In November 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”) pursuant to which the Company may offer and sell through or to the Agent, as sales agent or principal, shares of the Company’s common stock from time to time (the “ATM Offering”). On November 10, 2022, the Company filed with the SEC a prospectus supplement under the Prior S-3 in connection with the ATM Offering, pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $15.5 million. In January 2023, the Company issued and sold an aggregate of 2,337,496 shares of common stock for net proceeds of $4.5 million.

On May 5, 2023, the Company filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering, pursuant to which the Company can now offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

Approximately $175.0 million remained available and unallocated under the New S-3 and $75.0 million remained available under the ATM Offering.

NOTE 10. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan on January 1 of each year, beginning on January 1, 2022 and through January 1, 2031. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of March 31, 2023, 8,025,655 shares were reserved for issuance under the 2021 Plan, of which 1,220,496 shares were available for future grant and 6,805,159 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of March 31, 2023, 59,434 shares have been issued under the ESPP and 1,249,573 shares were reserved and available for future issuance.

On March 14, 2022, the compensation committee of the board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of March 31, 2023, 3,000,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 201,841 shares were available for future grant and 2,798,159 shares were subject to outstanding stock options.

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

Stock Option Activity

The following table summarizes the stock option activity, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan for the three months ended March 31, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2023	6,169,180	$2.25	7.80	$-
Options granted	3,017,696	$1.85
Options exercised	(44,413)	$0.71
Options cancelled/forfeited	(238,873)	$0.78
Balance, March 31, 2023	8,903,590	$2.16	8.37	$2,523
Vested and expected to vest, March 31, 2023	8,903,590	$2.16	8.37	$2,523
Exercisable – March 31, 2023	3,058,616	$1.68	6.69	$2,189

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three months ended March 31, 2023 was $0.1 million.

The total fair value of options that vested during the three months ended March 31, 2023 and 2022 was $1.5 million and $0.4 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $1.52 and $1.95 per share, respectively.

Future stock-based compensation for unvested options as of March 31, 2023 was $10.4 million, which is expected to be recognized over a weighted-average period of 3.2 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance-based stock options

During the three months ended March 31, 2023, the Company granted 50,000 shares subject to performance-based stock options with the weighted-average exercise price of $1.92 which are included in the table above. As of March 31, 2023, 513,959 shares subject to the performance-based stock options with the weighted-average exercise price of $1.47 per share and weighted-average contractual life of 8.0 years were outstanding.

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan for the year ended March 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2023	463,959	$1.42	8.06	$-
Options granted	50,000	$1.92	-	$-
Balance, March 31, 2023	513,959	$1.47	8.02	$337,635
Vested and expected to vest, March 31, 2023	513,959	$1.47	8.02	$337,635
Exercisable	308,959	$0.73	7.18	$337,635

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at January 1, 2023	2,617,445	$0.79
Vested	(625)	$3.54
Unvested restricted stock units at March 31, 2023	2,616,820	$0.79
Vested and unreleased	-	$-
Outstanding restricted stock units at March 31, 2023	2,616,820	$0.79

The total fair value of RSUs that vested during the three months ended March 31, 2023 was less than $0.1 million. Unamortized stock-based compensation for restricted stock units as of March 31, 2023 was $1.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

In April 2023, 1,308,106 RSUs vested, and the Company released 855,173 shares of the common stock, net of tax withholdings, to the RSU holders.

Employee Stock Purchase Plan

The first offering period under the ESPP commenced in June 2022 and ended in December 2022. The second offering period commenced in December 2022 and will end in June 2023.

The Company issued no shares of common stock under the ESPP and recognized less than $0.1 million compensation expense related to the ESPP during the three months ended March 31, 2023. Unamortized stock-based compensation for shares issuable under the ESPP as of March 31, 2023 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of March 31, 2023.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended March 31
	2023	2022
Research and development	$468	$222
General and administrative	799	556
Total	$1,267	$778

The Company recognized less than $0.1 million of stock-based compensation expense related to performance-based options and RSUs during each of the three months ended March 31, 2023 and 2022.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.25 – 6.08	1.00 – 6.08
Expected volatility	103.34% – 104.07%	63.41% – 88.27%
Risk-free interest rate	3.45% – 4.25%	1.40% – 2.35%
Expected dividend yield	—	—

Valuation of ESPP Awards

No ESPP awards were granted during the three months ended March 31, 2023 and 2022.

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(14,260)	$(2,207)
Denominator:
Weighted average common shares outstanding	89,372,008	37,868,748
Less: Weighted-average unvested restricted shares	(162,760)	(509,065)
Less: Shares subject to earnout	(1,050,000)	(1,050,000)
Weighted average shares used to compute basic and diluted net loss per share	88,159,248	36,309,683

Net loss per share attributable to common stockholders – basic and diluted	$(0.16)	$(0.06)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	March 31,
	2023	2022
Outstanding and issued common stock options	8,903,590	5,888,872
Common stock warrants	4,999,863	4,999,863
Outstanding RSUs	2,616,820	94,972
Unvested restricted common stock	94,126	470,630
Total	16,614,399	11,454,337

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for the three months ended March 31, 2023 and 2022. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Jasper,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Jasper Therapeutics, Inc. and its consolidated subsidiary.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on the Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology; and

●	our ability to maintain our existing license agreements and manufacturing arrangements.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 receptor on mast and stem cells. The SCF/CD117 pathway is a survival signal for mast and stem cells and we believe that blocking this pathway may lead to depletion of these cells from skin and bone marrow environments. Currently, we are developing briquilimab as chronic therapy for CSU and LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in various stem cell transplant settings such as severe combined immunodeficiency (“SCID”) for which we are currently conducting a Phase 1/2 clinical trial in patients who have failed a previous stem cell transplant. Briquilimab is also being studied by our academic and institutional partners, Stanford University and National Institutes of Health (“NIH”), in other transplant settings, including Fanconi Anemia, sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type myelodysplastic syndromes (“MDS”).

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

Since our inception, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, performing business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. We expect to incur increased expenses associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses.

We have incurred significant losses and negative cash flows from operations since our inception. During the three months ended March 31, 2023 and 2022, we incurred net losses of $14.3 million and $2.2 million, respectively. We generated negative operating cash flows of $10.3 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $119.4 million.

We had cash and cash equivalents of $129.4 million as of March 31, 2023. Management expects that our existing cash and cash equivalents will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Business Impact of the Geopolitical Events

We are unable to predict the effect that geopolitical events, including the conflict in Ukraine, global inflation and rising interest rates, may have on our operations. To the extent that geopolitical events adversely affect our business prospects, financial condition, and results of operations, they may also have the effect of exacerbating many of the other risks described or referenced in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the risks described in the section of this Quarterly Form 10-Q titled “Risk Factors,” such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

Amgen License Agreement

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for briquilimab (formerly known as AMG-191 and JSP191) that also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (the “ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or hematopoietic stem cells (c-kit)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize briquilimab. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

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

Other Collaboration and Clinical Trial Agreements

We have other collaboration and clinical trial agreements, including with AVROBIO, Inc., to study briquilimab as targeted, non-toxic conditioning for investigational gene therapies. These collaborations are non-exclusive, and we have agreed with these collaborators to provide materials to use by the collaborators in their products’ development studies and clinical studies. We also have a clinical trial agreement with the National Cancer Institute (“NCI”) for the clinical development of briquilimab for the treatment of GATA2 deficiency, whereby NCI will perform the preclinical studies and submit an IND for this indication to the FDA, and we will provide materials to use in such studies.

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

Our future research and development costs may vary significantly based on factors, such as:

●	the scope, rate of progress, expense and results of our discovery and preclinical development activities;

●	the costs and timing of our chemistry, manufacturing and controls activities, including fulfilling cGMP-related standards and compliance, and identifying and qualifying suppliers;

●	per patient clinical trial costs;

●	the number of trials required for approval;

●	the number of sites included in our clinical trials;

●	the countries in which the trials are conducted;

●	delays in adding a sufficient number of trial sites and recruiting suitable patients to participate in our clinical trials;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	patient drop-out or discontinuation rates;

●	potential additional safety monitoring requested by regulatory agencies;

●	the duration of patient participation in the trials and follow up;

●	the cost and timing of manufacturing our product candidates;

●	the phase of development of our product candidates;

●	the efficacy and safety profile of our product candidates;

●	the timing, receipt, and terms of any approvals from applicable regulatory authorities, including the FDA and non-U.S. regulators;

●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;

●	significant and changing government regulation and regulatory guidance;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the extent to which we establish additional strategic collaborations or other arrangements; and

●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

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

Other (Expense) Income, Net

Other (expense) income, net includes changes in the fair value of common stock warrant liability and earnout liability, foreign currency transactions gains and losses, and interest income. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, reclassified into equity, settled or have expired.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$9,805	$8,188	$1,617	20
General and administrative	4,142	4,590	(448)	(10)
Total operating expenses	13,947	12,778	1,169	9
Loss from operations	(13,947)	(12,778)	(1,169)	9
Interest income	1,096	2	1,094	*
Change in fair value of earnout liability	(764)	4,593	(5,357)	(117)
Change in fair value of common stock warrant liability	(575)	6,050	(6,625)	(110)
Other expense, net	(70)	(74)	4	(5)
Total other (expense) income, net	(313)	10,571	(10,884)	(103)
Net loss and comprehensive loss	$(14,260)	$(2,207)	$(12,053)	546

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$4,760	$3,418	$1,342	39
Consulting costs	1,032	927	105	11
Other research and development costs, including laboratory materials and supplies	683	714	(31)	(4)

Internal costs:
Personnel-related costs	2,312	1,986	326	16
Facilities and overhead costs	1,018	1,143	(125)	(11)
Total research and development expense:	$9,805	$8,188	$1,617	20

Research and development expenses increased by $1.6 million, from $8.2 million for the three months ended March 31, 2022 to $9.8 million for the three months ended March 31, 2023.

External clinical research organizations (“CRO”), contract manufacturing organization (“CMO”) and other third-party preclinical studies and clinical trials expenses increased by $1.4 million, from $3.4 million for the three months ended March 31, 2022 to $4.8 million for the three months ended March 31, 2023. The increase is primarily due to a $1.7 million increase in manufacturing costs and validation for our clinical trials, a $0.4 million increase in expenses related to pre-clinical studies, partially offset by a $0.5 million decrease in CRO expenses, and a $0.2 million decrease in other third-party research and development expenses. Expenses related to professional consulting services increased by $0.1 million, from $0.9 million for the three months ended March 31, 2022 to $1.0 million for the three months ended March 31, 2023. The increase is related to external consulting expenses incurred to supplement our research and development personnel. Other external research and development costs decreased by less than $0.1 million.

Our external costs by program for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Briquilimab platform	$4,592	$2,592
MDS/AML clinical trial	869	948
SCID clinical trial	481	832
Other	533	687
Total external costs	$6,475	$5,059

Personnel-related costs, including employee payroll and related expenses increased by $0.3 million, from $2.0 million for the three months ended March 31, 2022 to $2.3 million for the three months ended March 31, 2023, due to an increase in headcount in our research and development organization in 2023 compared to the 2022 period. Employee stock-based compensation expenses related to awards granted to our employees and consultants were $0.5 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development. These costs decreased by $0.1 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, from $4.6 million for the three months ended March 31, 2022 to $4.1 million for the three months ended March 31, 2023. Employee payroll and related expenses increased by $0.3 million, from $1.4 million for the three months ended March 31, 2022 to $1.7 million for the three months ended March 31, 2023, as a result of higher stock-based compensation and continued hiring of executives and administrative employees. Stock-based compensation expenses related to our employees and directors were $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Expenses related to professional consulting services and other general and administrative expenses decreased by $0.8 million, from $3.2 million for the three months ended March 31, 2022 to $2.4 million for the three months ended March 31, 2023 due to decreased spending on consulting, recruiting, legal and insurance services, partially offset by increased other miscellaneous expenses, as we continued expanding our operations to support our business strategy and product development.

Total Other (Expense) Income, Net

Total other (expense) income, net decreased by $10.9 million from $10.6 million net income for the three months ended March 31, 2022, to $0.3 million net expense for the three months ended March 31, 2023

As of March 31, 2023, we have outstanding warrants to purchase an aggregate of 4,999,863 shares of our common stock. The warrants were concluded to be derivative financial instruments and are measured at fair value at each reporting period end until these are exercised, have expired or are redeemed. The warrants are publicly traded, and the fair value is estimated using the closing price of a warrant at the period end. We recognized $0.6 million of other expense and $6.1 million of other income related to the change in fair value of common stock warrants for the three months ended March 31, 2023 and 2022, respectively, due to the increase and the decrease, respectively, in the closing price of the warrants during the respective period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.8 million of other expense and $4.6 million of other income related to the change in the fair value of the earnout liability for the three months ended March 31, 2023 and 2022, respectively, mainly due to the increase and the decrease, respectively, in our common stock price during the respective period.

Interest income increased by $1.1 million from less than $0.1 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023, primary due to an increased investments in money market funds and higher interest rates.

Other expense, net is composed of foreign currency transactions gains and losses and remained substantially unchanged during the three months ended March 31, 2023 as compared to three month ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $129.4 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on April 28, 2023, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “S-3”), which allows us to, from time to time, offer up to $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. We believe that the S-3 will provide us with the flexibility to raise additional capital to finance our operations as needed. From time to time, we may offer securities under the S-3 in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. The terms of any offering under the S-3 will be established at the time of such offering and will be described in a prospectus supplement to the S-3 filed with the SEC prior to the completion of any such offering.

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement unless it is terminated earlier. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

As of May 5, 2023, approximately $75.0 million remains allocated and available under the ATM Offering and approximately $175.0 million remains available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2023, we had an accumulated deficit of $119.4 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least the twelve months from the date of filing of this Quarterly Report on Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and do not have any non-cancellable obligations under these agreements as of March 31, 2023.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of March 31, 2023, our rent commitments under the lease agreement are $1.1 million within the next 12 months from March 31, 2023, and $2.8 million for the remainder of the lease term.

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

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement, pursuant to which we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of March 31, 2023, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(10,335)	$(14,213)
Net cash used in investing activities	(26)	(29)
Net cash provided by financing activities	101,511	13
Net increase (decrease) in cash, cash equivalents and restricted cash	$91,150	$(14,229)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $10.3 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively.

Cash used in operating activities in the three months ended March 31, 2023 was primarily due to our net loss for the period of $14.3 million, adjusted by non-cash net loss of $3.0 million and a net change of $0.9 million in our net operating assets and liabilities. The non-cash amounts consisted of $1.3 million net loss related to the changes in fair value of common stock warrant liability and the earnout liability, $1.3 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense and $0.1 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.1 million in accounts payable, a decrease of $0.7 million in other receivables and a decrease of less than $0.1 million in other non-current assets, partially offset by a decrease of $1.3 million in accrued expenses and other current liabilities, an increase of $0.3 million in prepaid expenses and other current assets, a decrease of $0.2 million in operating lease liabilities and a decrease of less than $0.1 million in other non-current liabilities.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was less than $0.1 million for each of the three months ended March 31, 2023 and 2022, which primarily consisted of purchases of the lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $101.5 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM offering and less than $0.1 million cash received from exercises of stock options.

Cash provided by financing activities for the three months ended March 31, 2022 was less than $0.1 million, which consisted of cash received from exercises of stock options.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. Since the date of such financial statements, there have been no material changes to our significant accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $129.4 million as of March 31, 2023, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of March 31, 2023. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to, and none of our property is currently the subject of, any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the three months ended March 31, 2023 and 2022, we reported net losses of $14.3 million and $2.2 million, respectively. For the three months ended March 31, 2023 and 2022, we reported negative operating cash flows of $10.3 million and $14.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $119.4 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of March 31, 2023, our cash and cash equivalents were $129.4 million and we had an accumulated deficit of $119.4 million. Although we raised total net proceeds of $101.4 million in January 2023 in connection with the issuance and sale of 69,000,000 shares of our common stock in an underwritten public offering and the issuance and sale of 2,337,496 shares pursuant to the ATM Prospectus Supplement (as defined below), we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the costs of continuing to build our technology platform, including in-licensing additional genome engineering technologies for use in developing our product candidates;

●	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination with briquilimab and other product candidates we may develop;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;

●	the number and characteristics of product candidates that we develop or may in-license;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medical Agency (the “EMA”) and other comparable foreign regulatory authorities;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs of operating as a public company.

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the Shelf Registration Statement and the ATM Prospectus as of May 5, 2023.

As of May 5, 2023, approximately $75.0 million remains allocated and available under the ATM Prospectus and approximately $175.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operating plan for at least twelve months from the issuance date of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.  For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver.  Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general.  These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.  These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.  These could include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	loss of access to revolving existing credit facilities or other working capital sources and/or the

●	inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;

●	potential or actual breach of financial covenants in our credit agreements or credit arrangements;

●	potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.  For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to our company and may have material adverse impacts on our business.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2022 to December 31, 2022, our closing stock price ranged from $0.46 to $8.01 per share and from January 3, 2023 to May 1, 2023, our closing stock price ranged from $1.19 to $2.74 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of March 31, 2023, our directors and executive officers and their affiliates beneficially owned approximately 28.9% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of May 1, 2023, 866,210 shares and 1,249,573 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, on January 1 of each year through and including January 1, 2031. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our board of directors adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). As of May 1, 2023, 201,841 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of March 31, 2023, options to purchase an aggregate of 8,903,590 shares of our common stock and restricted stock units with respect to an aggregate of 2,616,820 shares were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.	10-K	3/8/2023	10.17

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: May 12, 2023	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Jeet Mahal
Jeet Mahal
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)