Form 10-Q
period 2023-06-30
Jasper Therapeutics, Inc.
filed 2023-08-11
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the number of shares of the issuer’s common stock outstanding was 110,800,413 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$115,812	$38,250
Other receivables	—	663
Prepaid expenses and other current assets	2,755	2,818
Total current assets	118,567	41,731
Property and equipment, net	3,056	3,568
Operating lease right-of-use assets	1,685	1,886
Restricted cash	417	417
Other non-current assets	445	759
Total assets	$124,170	$48,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,581	$1,768
Current portion of operating lease liabilities	917	865
Accrued expenses and other current liabilities	6,474	4,432
Total current liabilities	8,972	7,065
Non-current portion of operating lease liabilities	2,317	2,786
Common stock warrant liability	—	150
Earnout liability	362	18
Other non-current liabilities	2,314	2,353
Total liabilities	13,965	12,372

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at June 30, 2023 and December 31, 2022; 110,800,413 and 38,045,677 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	4
Additional paid-in capital	245,669	141,120
Accumulated deficit	(135,475)	(105,135)
Total stockholders’ equity	110,205	35,989
Total liabilities and stockholders’ equity	$124,170	$48,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$13,297	$8,135	$23,102	$16,323
General and administrative	4,530	3,828	8,672	8,418
Total operating expenses	17,827	11,963	31,774	24,741
Loss from operations	(17,827)	(11,963)	(31,774)	(24,741)
Interest income	1,436	92	2,532	94
Change in fair value of earnout liability	420	625	(344)	5,218
Change in fair value of common stock warrant liability	—	845	(575)	6,895
Other expense, net	(109)	(3)	(179)	(77)
Total other income, net	1,747	1,559	1,434	12,130
Net loss and comprehensive loss	$(16,080)	$(10,404)	$(30,340)	$(12,611)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.29)	$(0.31)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	109,213,669	36,397,822	98,605,265	36,353,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	38,045,677	$4	$141,120	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	44,413	—	32	—	32
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $6.6 million	69,000,000	7	96,923	—	96,930
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.1 million	2,337,496	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity (Note 7)	—	—	725	—	725
Settlement of restricted stock units	625	—	-	—	—
Vesting of founders’ restricted stock	—	—	6	—	6
Stock-based compensation expense	—	—	1,267	—	1,267
Net loss	—	—	—	(14,260)	(14,260)
Balance as of March 31, 2023	109,428,211	11	244,582	(119,395)	125,198
Issuance of common stock upon exercise of stock options	451,403	—	320	—	320
Issuance of common stock pursuant to Employee Stock Purchase Plan	65,001	—	36	—	36
Settlement of restricted stock units	1,308,731	—	—	—	—
Shares withheld for taxes	(452,933)	—	(661)	—	(661)
Vesting of founders’ restricted stock	—	—	1	—	1
Stock-based compensation expense	—	—	1,391	—	1,391
Net loss	—	—	—	(16,080)	(16,080)
Balance as of June 30, 2023	110,800,413	$11	$245,669	$(135,475)	$110,205

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	19,073	—	13	—	13
Issuance of common stock upon exercise of common stock warrants	20	—	—	—	—
Vesting of founders’ restricted stock	—	—	3	—	3
Stock-based compensation expense	—	—	778	—	778
Net loss	—	—	—	(2,207)	(2,207)
Balance as of March 31, 2022	37,874,207	4	137,758	(69,657)	68,105
Issuance of common stock upon exercise of stock options	17,138	—	13	—	13
Settlement of restricted stock units	89,972	—	—	—	—
Vesting of founders’ restricted stock	—	—	2	—	2
Stock-based compensation expense	—	—	1,065	—	1,065
Net loss	—	—	—	(10,404)	(10,404)
Balance as of June 30, 2022	37,981,317	$4	$138,838	$(80,061)	$58,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(30,340)	$(12,611)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	549	434
Non-cash lease expense	201	151
Stock-based compensation expense	2,658	1,843
Change in fair value of common stock warrant liability	575	(6,895)
Change in fair value of earnout liability	344	(5,218)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63	658
Other receivables	663	—
Other non-current assets	314	68
Accounts payable	(187)	(977)
Accrued expenses and other current liabilities	2,002	(911)
Operating lease liability	(417)	(222)
Other non-current liabilities	(32)	111
Net cash used in operating activities	(23,607)	(23,569)
Cash flows used in investing activities
Purchases of property and equipment	(37)	(272)
Net cash used in investing activities	(37)	(272)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	101,479	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	36	—
Taxes withheld and paid related to net share settlement of equity awards	(661)	—
Proceeds from exercise of common stock options	352	26
Net cash provided by financing activities	101,206	26
Net increase (decrease) in cash, cash equivalents and restricted cash	77,562	(23,815)
Cash, cash equivalents and restricted cash at beginning of the period	38,667	85,046
Cash, cash equivalents and restricted cash at end of the period	$116,229	$61,231

Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability to equity	$725	$—
Unpaid offerings issuance costs included in accrued expenses and other current liabilities	$40	—
Vesting of founders’ restricted stock	$7	$5
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,074
Accounts payable and accrued expenses for purchases of property and equipment	$—	$211
Non-cash leasehold improvements	$—	$281

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2023, the Company incurred net losses of $16.1 million and $30.3 million, respectively. During the three and six months ended June 30, 2022, the Company incurred net losses of $10.4 million and $12.6 million, respectively. During each of the six months ended June 30, 2023 and 2022, the Company had negative operating cash flows of $23.6 million. As of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $135.5 million and $105.1 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of June 30, 2023, the Company had cash and cash equivalents of $115.8 million. The Company’s management expects that the existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future, and expects to continue doing so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 8, 2023. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the determination of the accrued research and development expenses, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$115,812	$38,250
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$116,229	$38,667

Cash and cash equivalents consist of a checking account and investments in money market funds with an original maturity of three months or less at the time of purchase. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 8). Cash balances are held at financial institutions and account balances may exceed federally insured limits. To date, the Company has not experienced any losses on its cash, cash equivalents and marketable securities’ balances and periodically evaluates the creditworthiness of its financial institutions.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023 the FDIC transferred all deposits, both insured and uninsured, and substantially all assets from the former SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”) and the FDIC, Treasury Department, and Federal Reserve announced that all deposits will be fully protected, whether or not they had been insured by the FDIC. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. As of June 30, 2023, the Company had $1.0 million of cash and cash equivalents and $3.2 million of marketable securities at SVBB. As of the date of the issuance of these condensed consolidated financial statements, the Company has full access to and control over all its cash, cash equivalents and marketable securities.

Segment Reporting

 The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

New Accounting Pronouncements Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022; however, in December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date from December 31, 2022 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is currently evaluating the effect of ASU No. 2020-04 on its condensed consolidated financial statements.

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

The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. As of December 31, 2022, Level 1 securities consisted of highly liquid money market funds and common stock warrant liability. In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2023, Level 1 securities included money market funds. As a result of the warrant liability being reclassified to equity during the six months ended June 30, 2023, the common stock warrants are no longer securities that are measured at fair value at period end (see Note 7).

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of June 30, 2023 and December 31, 2022.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included the earnout liability, which was recognized in connection with the Business Combination in September 2021 (Note 7).

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and six months ended June 30, 2023 and 2022.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$114,812	$—	$—	$114,812
Total fair value of assets	$114,812	$—	$—	$114,812

Financial liabilities
Earnout liability	$—	$—	$362	$362
Total fair value of financial liabilities	$—	$—	$362	$362

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$37,250	$—	$—	$37,250
Total fair value of assets	$37,250	$—	$—	$37,250

Financial liabilities
Common stock warrant liability	$150	$—	$—	$150
Earnout liability	—	—	18	18
Total fair value of financial liabilities	$150	$—	$18	$168

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability

Fair Value as of January 1, 2023	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	782
Change in the fair value included in other income	(420)
Fair Value as of June 30, 2023	$362

Fair Value as of January 1, 2022	$5,743
Change in the fair value included in other income	(4,593)
Fair Value as of March 31, 2022	1,150
Change in the fair value included in other income	(625)
Fair Value as of June 30, 2022	$525

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at June 30, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$362	Monte Carlo Simulation	Common stock price	$1.37
			Expected term (in years)	1.24
			Expected volatility	139.0%
			Risk-free interest rate	5.14%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$18	Monte Carlo Simulation	Common stock price	$0.48
			Expected term (in years)	1.73
			Expected volatility	105.0%
			Risk-free interest rate	4.40%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	June 30,	December 31,
	2023	2022
Research and development prepaid expenses	$1,168	$842
Prepaid insurance	604	1,362
Payroll tax credit receivable	277	250
Other receivables	53	118
Other prepaid expenses and current assets	653	246
Total	$2,755	$2,818

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	June 30,	December 31,
	2023	2022
Leasehold improvements	$2,477	$2,477
Lab equipment	1,743	1,706
Office furniture & fixtures	502	502
Computer equipment	145	145
Capitalized software	90	90
Property and equipment, gross	4,957	4,920
Less: accumulated depreciation and amortization	(1,901)	(1,352)
Property and equipment, net	$3,056	$3,568

Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	June 30,	December 31,
	2023	2022
Research and development accrued expenses	$5,157	$2,651
Accrued employee and related compensation expenses	928	1,587
Other	389	194
Total	$6,474	$4,432

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	June 30,	December 31,
	2023	2022
CIRM grant liability	$2,264	$2,264
Restricted stock liability	2	9
Other non-current liabilities	48	80
Total	$2,314	$2,353

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award was payable to the Company upon achievement of milestones over the next three years that were primarily based on patients’ enrollment to the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include but are not limited to salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit US GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through June 30, 2023, of which $0.7 million was received during the six months ended June 30, 2023. As of June 30, 2023, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone.

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

Stanford License Agreement

In March 2021, the Company entered into the Stanford License Agreement. In July 2023, the Company entered into an amendment to the Stanford License Agreement to modify certain milestones thereunder. The Company received a worldwide, exclusive license with a right to sublicense for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the six months ended June 30, 2023 and 2022.

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

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Warrants

The warrants to purchase shares of the Company’s common stock (the “Common Stock Warrants”) assumed in the Business Combination are traded on the Nasdaq Capital Market and may only be exercised for a whole number of shares. The Common Stock Warrants became exercisable on October 24, 2021 and will expire on September 24, 2026, unless early redeemed or if the Company extends the exercise period.

As long as the Company continued to have shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted for as liabilities at fair value. In January, 2023, a holder converted all its 911,022 outstanding shares of non-voting common stock into shares of voting common stock and thereafter the Company no longer had any outstanding shares of non-voting common stock. As of June 30, 2023, the outstanding Common Stock Warrants for 4,999,863 shares of common stock met equity classification criteria and were reclassified to equity at the fair value of $0.7 million at the conversion date.

The Company recognized a loss of zero and $0.6 million for the three and six months ended June 30, 2023, respectively, and a gain of $0.8 million and $6.9 million for the three and six months ended June 30, 2022, respectively, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.2 million as of December 31, 2022.

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

The estimated fair value of the earnout liability was $0.4 million and less than $0.1 million as of June 30, 2023 and December 31, 2022, respectively, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 3. No triggering event occurred as of June 30, 2023. The Company recognized a gain of $0.4 million and a loss of $0.3 million for the three and six months ended June 30, 2023, respectively, and a gain of $0.6 million and $5.2 million for the three and six months ended June 30, 2022, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In August 2020, the Company leased 7,781 square feet and in January 2022, the Company leased an additional 5,611 square feet of laboratory and office space in Redwood City, California. The Company’s operating lease will expire in August 2026. In March 2022, the Company entered into an agreement for 5,144 square feet of temporary office space in Redwood City, California, for use while the extra space leased in January 2022 was under construction. The Company paid $26,000 monthly for the temporary office space rent through July 2022.

In conjunction with signing the lease, the Company secured a letter of credit in favor of the lessor in the amount of $0.4 million. The funds related to this letter of credit are presented as restricted cash on the Company’s condensed consolidated balance sheets. The lease agreement includes an escalation clause for increased base rent and a renewal provision allowing the Company to extend this lease for an additional 60 months at the prevailing rental rate, which the Company is not reasonably certain to exercise. In addition to base rent, the Company pays its share of operating expenses and taxes.

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized the full $1.9 million in leasehold improvements covered by these allowances during the 2021 and 2022 fiscal years. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. As of June 30, 2023 and December 31, 2022, the leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

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

The components of lease costs, which were included in the Company’s condensed statements of operations and comprehensive loss, are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Lease cost
Operating lease cost	$336	$286
Short-term lease cost	1	123
Total lease cost	$337	$409

Supplemental information related to the Company’s operating leases is as follows:

	Six Months Ended June 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$553	$351
Weighted average remaining lease term (years)	3.11	4.12
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2023 (in thousands):

Year ending December 31,	Amount
2023 (remainder of the year)	$566
2024	1,153
2025	1,187
2026	740
Total undiscounted lease payments	3,646
Less imputed interest	(412)
Total discounted lease payments	3,234
Less current portion of lease liability	(917)
Noncurrent portion of lease liability	$2,317

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital (the “Research Project”) using briquilimab. Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest, in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of June 30, 2023, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. The first milestone in the amount of $0.3 million was achieved in 2020. The second milestone in the amount of $0.3 million was achieved in February 2022 and recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The third milestone in the amount of $0.3 million was based on the progress of the clinical trials and was achieved in July 2023.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestones and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2023, and no royalties were due as of such date. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for each of the six months ended June 30, 2023 and 2022. No expenses were recognized for each of the three months ended June 30, 2023 and 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and the year ended December 31, 2022, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 110,800,413 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had shares of its common stock reserved for future issuance as follows:

	June 30,	December 31,
	2023	2022
Outstanding and issued common stock options	9,345,537	6,169,180
Common stock warrants	4,999,863	4,999,863
Outstanding restricted stock units	1,179,771	2,617,445
Shares available for grant under 2021 Employee Stock Purchase Plan	1,184,572	869,117
Shares available for grant under 2021 Equity Incentive Plan	855,464	1,383,661
Shares available for grant under 2022 Inducement Equity Incentive Plan	2,301,841	1,295,672
Total shares of common stock reserved	19,867,048	17,334,938

Shelf Registration Statement and Public Offering

In October 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the SEC. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. In April 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. The Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

In January 2023, the Company entered into an underwriting agreement with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”). In January 2023, the Company sold 69,000,000 shares of common stock, including 9,000,000 shares issued as a result of the exercise of the Underwriters’ option to purchase 9,000,000 shares, and received net proceeds of $96.9 million.

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

NOTE 10. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan on January 1 of each year, beginning on January 1, 2022 and through January 1, 2031. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of June 30, 2023, 6,453,566 shares were reserved for issuance under the 2021 Plan, of which 855,464 shares were available for future grant and 5,598,102 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of June 30, 2023, 124,435 shares have been issued under the ESPP and 1,184,572 shares were reserved and available for future issuance.

On March 14, 2022, the Compensation Committee of the Board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of June 30, 2023, 5,500,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 2,301,841 shares were available for future grant and 3,198,159 shares were subject to outstanding stock options. Subsequent to June 30, 2023, pursuant to the 2022 Inducement Plan, the Company awarded options to purchase an aggregate of 555,000 shares to new employees as inducements material to entering into employment with the Company.

Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards to employees, directors and consultants. Under the 2022 Inducement Plan, the Company can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. Under the ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which is equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

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

Stock Option Activity

The following table summarizes the stock option activity, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) for the six months ended June 30, 2023:

	Options Outstanding		Weighted -
	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2023	6,169,180	$2.25	7.80	$—
Options granted	4,375,696	$1.76
Options exercised	(495,816)	$0.71
Options cancelled/forfeited	(703,523)	$1.65
Balance, June 30, 2023	9,345,537	$2.15	8.75	$1,132
Vested and expected to vest, June 30, 2023	9,345,537	$2.15	8.75	$1,132
Exercisable, June 30, 2023	2,786,521	$1.95	7.50	$1,007

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during each of the three and six months ended June 30, 2023 was $0.4 million and during the three and six months ended June 30, 2022 was less than $0.1 million and $0.1 million, respectively.

The total fair value of options that vested during the six months ended June 30, 2023 and 2022 was $2.1 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $1.44 and $1.91 per share, respectively.

Unamortized stock-based compensation for granted options as of June 30, 2023 was $10.5 million, which is expected to be recognized over a weighted-average period of 3.0 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.4 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan, which are included in the stock option activity table above, for the six months ended June 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, January 1, 2023	463,959	$1.42	8.06	$—
Options granted	50,000	$1.92
Options cancelled/forfeited	(16,650)	$1.92
Balance, June 30, 2023	497,309	$1.45	7.70	$202
Vested and expected to vest, June 30, 2023	497,309	$1.45	7.70	$202
Exercisable, June 30, 2023	313,959	$0.78	6.96	$202

Restricted Stock Units (“RSUs”)

The following table provides a summary of RSUs activity under the 2021 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2023	2,617,445	$0.79
Granted	50,000	$1.50
Vested	(1,309,356)	$0.79
Forfeited	(178,318)	$0.79
Unvested restricted stock units at June 30, 2023	1,179,771	$0.82
Vested and unreleased	—	$—
Outstanding restricted stock units at June 30, 2023	1,179,771	$0.82

The total fair value of RSUs that vested during the six months ended June 30, 2023 was $1.0 million. Unamortized stock-based compensation for restricted stock units as of June 30, 2023 was $0.5 million, which is expected to be recognized over a weighted-average period of 0.3 years.

Employee Stock Purchase Plan

The Company issued 65,001 shares of common stock under the ESPP and recognized less than $0.1 million compensation expense related to the ESPP during each of the three and six months ended June 30, 2023. Unamortized stock-based compensation for shares issuable under the ESPP as of June 30, 2023 was $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years. The Company recorded less than $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of June 30, 2023.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$900	$480	$1,699	$1,036
Research and development	491	585	959	807
Total	$1,391	$1,065	$2,658	$1,843

The Company recognized stock-based compensation expense related to performance-based options and RSUs of $0.1 million during each of the three and six months ended June 30, 2023 and less than $0.1 million during each of the three and six months ended June 30, 2022.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.44-6.08	2.68-6.07	5.25-6.08	1.00-6.08
Expected volatility	103.31%-108.98%	83.30%-85.19%	103.31%-108.98%	63.41%-88.27%
Risk-free interest rate	3.49% - 4.05%	2.72% - 2.84%	3.45% - 4.25%	1.40% – 2.84%
Expected dividend yield	—	—	—	—

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2023	2022
Expected term (in years)	0.50	0.50
Expected volatility	266.24%	75.60%
Risk-free interest rate	5.39%	1.81%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(16,080)	$(10,404)	$(30,340)	$(12,611)
Denominator:
Weighted average common shares outstanding	110,341,633	37,886,129	99,775,393	37,877,390
Less: Weighted-average unvested restricted shares	(77,964)	(438,307)	(120,128)	(473,881)
Less: Shares subject to earnout	(1,050,000)	(1,050,000)	(1,050,000)	(1,050,000)
Weighted average shares used to compute basic and diluted net loss per share	109,213,669	36,397,822	98,605,265	36,353,509

Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.29)	$(0.31)	$(0.35)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding and issued common stock options	9,345,537	6,023,166	9,345,537	6,023,166
Common stock warrants	4,999,863	4,999,863	4,999,863	4,999,863
Unvested restricted common stock	58,829	400,036	58,829	400,036
Outstanding restricted stock units	1,179,771	5,000	1,179,771	5,000
Total	15,584,000	11,428,065	15,584,000	11,428,065

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended June 30, 2023 and 2022. The Company recorded $0.1 million and $0.3 million for the founders’ advisory and consulting services performed for the six months ended June 30, 2023 and 2022, respectively. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Also, the Company’s licensed technology from Stanford (see Note 6) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the six months ended June 30, 2023 and 2022, we incurred net losses of $30.3 million and $12.6 million, respectively. We generated negative operating cash flows of $23.6 million during each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, we had an accumulated deficit of $135.5 million.

We had cash and cash equivalents of $115.8 million as of June 30, 2023. Management expects that our existing cash and cash equivalents will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Stanford License Agreement

In March 2021, we entered into an exclusive license agreement with respect to the use of briquilimab from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed Nov. 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and know-how for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. In July 2023, we entered into an amendment to this exclusive license agreement to modify certain milestones thereunder.

Collaboration and Clinical Trial Agreements

Collaboration with Stanford University

Effective September 2020, we entered into a sponsored research agreement with Stanford, pursuant to which Stanford will execute a Phase 1/2 clinical trial utilizing briquilimab to treat Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital. As consideration for the services performed by Stanford under this agreement, we will pay Stanford a total of $0.9 million over approximately three years upon the achievement of the first development and clinical milestone, including FDA filings and patients’ enrollment. The first $0.3 million milestone was achieved in 2020 and paid by us in February 2021. The second $0.3 million milestone was achieved in February 2022 and paid by us in March 2022. The third milestone was based on the progress of the clinical trials and was achieved in July, 2023.

Other Collaboration and Clinical Trial Agreements

We have a clinical trial agreement with the National Cancer Institute (“NCI”) for the clinical development of briquilimab for the treatment of GATA2 deficiency, whereby NCI will perform the preclinical studies and submit an investigational new drug application (“IND”) for this indication to the FDA, and we will provide materials to use in such studies.

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

Components of Results of Operations

Operating Expenses

Research and Development

The largest component of our total operating expenses since our inception has been research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with clinical research organizations (“CROs”) and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies with CMOs; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$13,297	$8,135	$5,162	63
General and administrative	4,530	3,828	702	18
Total operating expenses	17,827	11,963	5,864	49
Loss from operations	(17,827)	(11,963)	(5,864)	49
Interest income	1,436	92	1,344	*
Change in fair value of earnout liability	420	625	(205)	(33)
Change in fair value of common stock warrant liability	—	845	(845)	(100)
Other expense, net	(109)	(3)	(106)	*
Total other income, net	1,747	1,559	188	12
Net loss and comprehensive loss	$(16,080)	$(10,404)	$(5,676)	55

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$7,672	$2,087	$5,585	268
Consulting costs	1,213	1,224	(11)	(1)
Other research and development costs, including laboratory materials and supplies	531	981	(450)	(46)

Internal costs:
Personnel-related costs	2,643	2,426	217	9
Facilities and overhead costs	1,238	1,417	(179)	(13)
Total research and development expense:	$13,297	$8,135	$5,162	63

Research and development expenses increased by $5.2 million, from $8.1 million for the three months ended June 30, 2022 to $13.3 million for the three months ended June 30, 2023.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $5.6 million, from $2.1 million for the three months ended June 30, 2022 to $7.7 million for the three months ended June 30, 2023. The increase is primarily due to a $4.6 million increase in manufacturing costs, a $1.0 million increase in CRO expenses and a $0.1 million increase in other third-party research and development expenses, partially offset by a $0.1 million decrease in expenses related to pre-clinical studies. Expenses related to professional consulting services decreased by less than $0.1 million. Other external research and development costs decreased by $0.5 million from $1.0 million for the three months ended June 30, 2022 to $0.5 million for the three months ended June 30, 2023 due to a decrease in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Briquilimab platform	$6,276	$2,009
MDS/AML clinical trials	1,665	1,040
Chronic urticaria	652	-
SCID clinical trial	551	519
Other	272	724
Total external costs	$9,416	$4,292

Personnel-related costs, including employee payroll and related expenses, increased by $0.2 million, from $2.4 million for the three months ended June 30, 2022 to $2.6 million for the three months ended June 30, 2023, due to an increase in headcount in our research and development organization in the 2023 period compared to the 2022 period. Employee stock-based compensation expenses related to awards granted to our employees and consultants were $0.5 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. Facilities and overheads decreased by $0.2 million in the three months ended June 30, 2023 compared to the 2022 period and include common facilities, human resources and information technology related expenses allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, from $3.8 million for the three months ended June 30, 2022 to $4.5 million for the three months ended June 30, 2023. Employee payroll and related expenses increased by $0.8 million, from $1.1 million for the three months ended June 30, 2022 to $1.9 million for the three months ended June 30, 2023, as a result of higher stock-based compensation and continued hiring of executives and administrative employees. Stock-based compensation expenses related to our employees and directors were $0.9 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Expenses related to professional consulting services and other general and administrative expenses decreased by $0.3 million, from $2.2 million for the three months ended June 30, 2022 to $1.9 million for the three months ended June 30, 2023 due to decreased spending on consulting, recruiting, legal and insurance services, partially offset by increased other miscellaneous expenses, as we continued expanding our operations to support our business strategy and product development.

Total Other Income, Net

Total other income, net increased by $0.2 million, from $1.6 million net income for the three months ended June 30, 2022 to $1.7 million net income for the three months ended June 30, 2023.

We recognized $0.8 million of other income related to the decrease in the fair value of common stock warrants for the three months ended June 30, 2022. These warrants are publicly traded, were classified as liabilities and are remeasured at fair value, which is the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.4 million of other income and $0.6 million of other income related to the decrease in the fair value of the earnout liability for the three months ended June 30, 2023 and 2022, respectively, mainly due to the decrease in our common stock price during each respective period.

Interest income increased by $1.3 million, from $0.1 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023, due to higher cash balances invested in cash in money market funds in the 2023 period and higher interest rates.

Other expense, net include foreign currency transactions gains and losses which increased by $0.1 million from less than $0.1 million net loss for the three months ended June 30, 2022 to $0.1 million net loss for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$23,102	$16,323	$6,779	42
General and administrative	8,672	8,418	254	3
Total operating expenses	31,774	24,741	7,033	28
Loss from operations	(31,774)	(24,741)	(7,033)	28
Interest income	2,532	94	2,438	*
Change in fair value of earnout liability	(344)	5,218	(5,562)	(107)
Change in fair value of common stock warrant liability	(575)	6,895	(7,470)	(108)
Other expense, net	(179)	(77)	(102)	132
Total other income, net	1,434	12,130	(10,696)	(88)
Net loss and comprehensive loss	$(30,340)	$(12,611)	$(17,729)	141

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$12,432	$5,505	$6,927	126
Consulting costs	2,245	2,151	94	4
Other research and development costs, including laboratory materials and supplies	1,214	1,695	(481)	(28)

Internal costs:
Personnel-related costs	4,955	4,412	543	12
Facilities and overhead costs	2,256	2,560	(304)	(12)
Total research and development expense:	$23,102	$16,323	$6,779	42

Research and development expenses increased by $6.8 million, from $16.3 million for the six months ended June 30, 2022 to $23.1 million for the six months ended June 30, 2023, mainly due to progression in the clinical trials, product development activities and hiring additional personnel.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $6.9 million, from $5.5 million for the six months ended June 30, 2022 to $12.4 million for the six months ended June 30, 2023. The increase is primarily due to a $6.2 million increase in manufacturing costs, a $0.5 million increase in CRO expenses and a $0.3 million increase in expenses related to pre-clinical studies, partially offset by a $0.1 million decrease in other third-party research and development expenses. Expenses related to professional consulting services increased by $0.1 million. Other external research and development costs decreased by $0.5 million, from $1.7 million for the six months ended June 30, 2022 to $1.2 million for the six months ended June 30, 2023 due to decreases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Briquilimab platform	$10,753	$4,600
MDS/AML clinical trials	2,534	1,988
SCID clinical trial	1,032	1,351
Chronic urticaria	767	-
Other	805	1,412
Total external costs	$15,891	$9,351

Personnel-related costs increased by $0.6 million, from $4.4 million for the six months ended June 30, 2022 to $5.0 million for the six months ended June 30, 2023, as we continue hiring employees in our research and development organization. Stock-based compensation expenses were $1.0 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. Facilities and allocated overheads decreased by $0.3 million in the 2023 period compared to the 2022 period and include common facilities, human resources and information technology related expenses allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, from $8.4 million for the six months ended June 30, 2022 to $8.7 million for the six months ended June 30, 2023. Employee payroll and related expenses increased by $1.1 million, from $2.5 million for the six months ended June 30, 2022 to $3.6 million for the six months ended June 30, 2023, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.7 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Expenses related to professional services decreased by $1.3 million, from $4.7 million for the six months ended June 30, 2022 to $3.4 million for the six months ended June 30, 2023, due to decreased spending on consulting, recruiting, legal and insurance services, partially offset by increased other miscellaneous expenses, as we continued expanding our operations to support our business strategy and product development.

Total Other Income, Net

Other income, net decreased by $10.7 million, from $12.1 million net income for the six months ended June 30, 2022 to $1.4 million net income for the six months ended June 30, 2023.

We recognized $0.6 million other expense and $6.9 million of other income related to the change in fair value of common stock warrants for the six months ended June 30, 2023 and 2022, respectively. These warrants are publicly traded, were classified as liabilities and are remeasured at fair value, which is the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.3 million of other expense and $5.2 million of other income related to the change in the fair value of the earnout liability for the six months ended June 30, 2023 and 2022, respectively, mainly due to the increase and the decrease, respectively, in our common stock price during the respective period.

Interest income increased by $2.4 million, from $0.1 million for the six months ended June 30, 2022 to $2.5 million for the six months ended June 30, 2023, primarily due to higher cash balances invested in money market funds and higher interest rates.

Other expense, net is composed of foreign currency transactions gains and losses, which increased by $0.1 million, from $0.1 million net loss for the six months ended June 30, 2022 to $0.2 million net loss for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2023, we had $115.8 million of cash and cash equivalents.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering, pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

As of August 7, 2023, approximately $75.0 million remains allocated and available under the ATM Offering and approximately $175.0 million remains available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2023, we had an accumulated deficit of $135.5 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and do not have any non-cancellable obligations under these agreements as of June 30, 2023.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of June 30, 2023, our rent commitments under the lease agreement are $1.1 million within the next 12 months from June 30, 2023, and $2.5 million for the remainder of the lease term.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab. As consideration for the services performed by Stanford under this sponsored research agreement, we will pay Stanford a total of $0.9 million over approximately 3 years upon the achievement of development and clinical milestones, including FDA filings and patients’ enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and we paid $0.3 million in March 2022. The third milestone in the amount of $0.3 million was based on the progress of the clinical trials and was achieved in July 2023.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement, pursuant to which we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestones and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of June 30, 2023, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(23,607)	$(23,569)
Net cash used in investing activities	(37)	(272)
Net cash provided by financing activities	101,206	26
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,562	$(23,815)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $23.6 million for each of the six months ended June 30, 2023 and 2022.

Cash used in operating activities in the six months ended June 30, 2023 was primarily due to our net loss for the period of $30.3 million, adjusted by non-cash net loss of $4.3 million and a net change of $2.4 million in our net operating assets and liabilities. The non-cash amounts consisted of $2.7 million related to stock-based compensation expense, $0.9 million net loss related to the changes in fair value of common stock warrant liability and the earnout liability, $0.5 million related to depreciation and amortization expense and $0.2 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.0 million in accrued expenses and other current liabilities, a decrease of $0.7 million in other receivables and a decrease of $0.3 million in other non-current assets, partially offset by a decrease of $0.4 million in operating lease liability and a decrease of $0.2 million in accounts payable.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was less than $0.1 million and $0.3 million for the six months ended June 2023 and 2022, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $101.2 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM Offering of $101.5 million, cash received from the exercise of stock options of $0.4 million and cash received from the issuance of common stock upon Employee Stock Purchase Plan purchase of less than $0.1 million, partially offset by taxes withheld and paid related to net settlement of equity awards of $0.7 million.

Cash provided by financing activities for the six months ended June 30, 2022 was less than $0.1 million, which consisted of cash received from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $115.8 million as of June 30, 2023, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of June 30, 2023. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the six months ended June 30, 2023 and 2022, we reported net losses of $30.3 million and $12.6 million, respectively. For each of the six months ended June 30, 2023 and 2022, we reported negative operating cash flows of $23.6 million. As of June 30, 2023, we had an accumulated deficit of $135.5 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of June 30, 2023, our cash and cash equivalents were $115.8 million and we had an accumulated deficit of $135.5 million. Although we raised total net proceeds of $101.5 million in January 2023 in connection with the issuance and sale of 69,000,000 shares of our common stock in an underwritten public offering and the issuance and sale of 2,337,496 shares pursuant to the ATM Prospectus Supplement (as defined below), we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the Shelf Registration Statement and the ATM Prospectus as of August 7, 2023.

As of August 7, 2023, approximately $75.0 million remains allocated and available under the ATM Prospectus and approximately $175.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operating plan for at least twelve months from the issuance date of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

Risks Related to Discovery, Development, Manufacturing and Commercialization

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on January 10, 2023, we announced, as part of an overall portfolio prioritization, that we will focus on the development of our lead product candidate, briquilimab (formerly known as JSP191), in chronic mast and stem cell diseases as well as a conditioning agent for stem cell transplant in rare diseases. This portfolio includes a new program as a therapeutic for patients with CSU, along with our existing programs for briquilimab as a therapeutic for patients with LR-MDS and as a conditioning agent for stem cell transplant in patients with sickle cell disease, Fanconi anemia or severe combined immunodeficiency. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Our Intellectual Property

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

The U.S. has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect (a “Unitary Patent”). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2022 to December 31, 2022, our closing stock price ranged from $0.46 to $8.01 per share and from January 3, 2023 to August 7, 2023, our closing stock price ranged from $1.19 to $2.74 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of June 30, 2023, our directors and executive officers and their affiliates beneficially owned approximately 28.0% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of August 7, 2023, 879,174 shares and 1,184,572 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, on January 1 of each year through and including January 1, 2031. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our Board of Directors (“Board”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee of our Board approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 2,500,000 shares of common stock to an aggregate of 5,500,000 shares of common stock. As of August 7, 2023, 1,746,841 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of June 30, 2023, options to purchase an aggregate of 9,345,537 shares of our common stock and restricted stock units with respect to an aggregate of 1,179,771 shares were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, we satisfied certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock unit awards by automatically withholding from the shares being issued in connection with such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock withheld by us to satisfy certain tax withholding obligations during the quarter ended June 30, 2023:

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023	452,933	(1)	$1.46	-	-
May 1, 2023 – May 31, 2023	-		-	-	-
June 1, 2023 – June 30, 2023	-		-	-	-
Total	452,933		$1.46	-	-

(1)	Represents shares of our common stock withheld from employees to satisfy tax withholding obligations upon vesting of restricted stock unit awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	6/8/2023	3.1

3.3	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1#	Jasper Therapeutics, Inc. Amended and Restated 2022 Inducement Equity Incentive Plan.	8-K	6/8/2023	10.1

10.2*^	Amendment No. 2 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Jeet Mahal
Jeet Mahal
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)