Form 10-Q
period 2023-09-30
Jasper Therapeutics, Inc.
filed 2023-11-09
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the number of shares of the issuer’s common stock outstanding was 111,575,261 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,867	$38,250
Other receivables	—	663
Prepaid expenses and other current assets	1,351	2,818
Total current assets	105,218	41,731
Property and equipment, net	2,780	3,568
Operating lease right-of-use assets	1,579	1,886
Restricted cash	417	417
Other non-current assets	411	759
Total assets	$110,405	$48,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,256	$1,768
Current portion of operating lease liabilities	945	865
Current portion of earnout liability	28	—
Accrued expenses and other current liabilities	7,677	4,432
Total current liabilities	11,906	7,065
Non-current portion of operating lease liabilities	2,069	2,786
Common stock warrant liability	—	150
Non-current portion of earnout liability	—	18
Other non-current liabilities	2,297	2,353
Total liabilities	16,272	12,372

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at September 30, 2023 and December 31, 2022; 110,850,413 and 38,045,677 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	4
Additional paid-in capital	247,141	141,120
Accumulated deficit	(153,019)	(105,135)
Total stockholders’ equity	94,133	35,989
Total liabilities and stockholders’ equity	$110,405	$48,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$14,848	$9,022	$37,950	$25,345
General and administrative	4,514	3,686	13,186	12,104
Total operating expenses	19,362	12,708	51,136	37,449
Loss from operations	(19,362)	(12,708)	(51,136)	(37,449)
Interest income	1,433	259	3,965	353
Change in fair value of earnout liability	334	422	(10)	5,640
Change in fair value of common stock warrant liability	—	155	(575)	7,050
Other income (expense), net	51	9	(128)	(68)
Total other income, net	1,818	845	3,252	12,975
Net loss and comprehensive loss	$(17,544)	$(11,863)	$(47,884)	$(24,474)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.32)	$(0.47)	$(0.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	109,720,741	36,565,650	102,351,140	36,425,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	38,045,677	$4	$141,120	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	44,413	—	32	—	32
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $6.6 million	69,000,000	7	96,923	—	96,930
Issuance of common stock through ATM offering, net of commissions and offering costs of $0.1 million	2,337,496	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity (Note 7)	—	—	725	—	725
Settlement of restricted stock units	625	—	—	—	—
Vesting of founders’ restricted stock	—	—	6	—	6
Stock-based compensation expense	—	—	1,267	—	1,267
Net loss	—	—	—	(14,260)	(14,260)
Balance as of March 31, 2023	109,428,211	11	244,582	(119,395)	125,198
Issuance of common stock upon exercise of stock options	451,403	—	320	—	320
Issuance of common stock pursuant to Employee Stock Purchase Plan	65,001	—	36	—	36
Settlement of restricted stock units	1,308,731	—	—	—	—
Shares withheld for taxes	(452,933)	—	(661)	—	(661)
Vesting of founders’ restricted stock	—	—	1	—	1
Stock-based compensation expense	—	—	1,391	—	1,391
Net loss	—	—	—	(16,080)	(16,080)
Balance as of June 30, 2023	110,800,413	11	245,669	(135,475)	110,205
Issuance of common stock upon exercise of stock options	50,000	—	36	—	36
Reversal of excess accrued issuance costs	—	—	40	—	40
Vesting of founders’ restricted stock	—	—	1	—	1
Stock-based compensation expense	—	—	1,395	—	1,395
Net loss	—	—	—	(17,544)	(17,544)
Balance as of September 30, 2023	110,850,413	$11	$247,141	$(153,019)	$94,133

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	37,855,114	$4	$136,964	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	19,073	—	13	—	13
Issuance of common stock upon exercise of common stock warrants	20	—	—	—	—
Vesting of founders’ restricted stock	—	—	3	—	3
Stock-based compensation expense	—	—	778	—	778
Net loss	—	—	—	(2,207)	(2,207)
Balance as of March 31, 2022	37,874,207	4	137,758	(69,657)	68,105
Issuance of common stock upon exercise of stock options	17,138	—	13	—	13
Settlement of restricted stock units	89,972	—	—	—	—
Vesting of founders’ restricted stock	—	—	2	—	2
Stock-based compensation expense	—	—	1,065	—	1,065
Net loss	—	—	—	(10,404)	(10,404)
Balance as of June 30, 2022	37,981,317	4	138,838	(80,061)	58,781
Issuance of common stock upon exercise of stock options	1,176	—	1	—	1
Settlement of restricted stock units	1,875	—	—	—	—
Vesting of founders’ restricted stock	—	—	2	—	2
Stock-based compensation expense	—	—	644	—	644
Net loss	—	—	—	(11,863)	(11,863)
Balance as of September 30, 2022	37,984,368	$4	$139,485	$(91,924)	$47,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(47,884)	$(24,474)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	825	702
Non-cash lease expense	307	241
Stock-based compensation expense	4,053	2,487
Change in fair value of common stock warrant liability	575	(7,050)
Change in fair value of earnout liability	10	(5,640)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,467	1,669
Other receivables	663	—
Other non-current assets	348	102
Accounts payable	1,488	(802)
Accrued expenses and other current liabilities	3,245	(132)
Operating lease liability	(637)	(386)
Other non-current liabilities	(48)	71
Net cash used in operating activities	(35,588)	(33,212)
Cash flows used in investing activities
Purchases of property and equipment	(37)	(494)
Net cash used in investing activities	(37)	(494)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	101,479	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	36	—
Taxes withheld and paid related to net share settlement of equity awards	(661)	—
Proceeds from exercise of common stock options	388	27
Net cash provided by financing activities	101,242	27
Net increase (decrease) in cash, cash equivalents and restricted cash	65,617	(33,679)
Cash, cash equivalents and restricted cash at beginning of the period	38,667	85,046
Cash, cash equivalents and restricted cash at end of the period	$104,284	$51,367

Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability to equity	$725	$—
Vesting of founders’ restricted stock	$8	$7
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,074
Non-cash leasehold improvements	$—	$281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria, Chronic Inducible Urticaria, as well as diseases where targeting hematopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome, and novel stem cell transplant conditioning regimens. The Company is headquartered in Redwood City, California.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2023, the Company incurred net losses of $17.5 million and $47.9 million, respectively. During the three and nine months ended September 30, 2022, the Company incurred net losses of $11.9 million and $24.5 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company had negative operating cash flows of $35.6 million and $33.2 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $153.0 million and $105.1 million, respectively. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of September 30, 2023, the Company had cash and cash equivalents of $103.9 million. The Company’s management expects that the existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future, and expects to continue doing so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.

The accompanying condensed financial statements are consolidated and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 8, 2023. The information as of December 31, 2022, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the determination of the accrued research and development expenses, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$103,867	$38,250
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$104,284	$38,667

Cash and cash equivalents consist of cash held in operating accounts and investments in money market funds with an original maturity of three months or less at the time of purchase. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 8). Cash balances are held at financial institutions and account balances may exceed federally insured limits. To date, the Company has not experienced any losses on its cash, cash equivalents and marketable securities’ balances and periodically evaluates the creditworthiness of its financial institutions.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023 the FDIC transferred all deposits, both insured and uninsured, and substantially all assets from the former SVB to a newly created, full-service FDIC-operated “bridge bank”, Silicon Valley Bridge Bank, N.A. (“SVBB”) and the FDIC, Treasury Department, and Federal Reserve announced that all deposits will be fully protected, whether or not they had been insured by the FDIC. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVBB’s customer deposits and certain other liabilities and acquired substantially all of SVBB’s loans and certain other assets from the FDIC. As of September 30, 2023, the Company had $1.0 million of cash and cash equivalents and $3.4 million of marketable securities at SVBB. As of the date of the issuance of these condensed consolidated financial statements, the Company has full access to and control over all of its cash, cash equivalents and marketable securities.

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

The fair value of Level 1 securities is determined using quoted prices in active markets for identical assets. As of December 31, 2022, Level 1 securities consisted of highly liquid money market funds and common stock warrant liability. In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2023, Level 1 securities included money market funds. As a result of the warrant liability being reclassified to equity during the nine months ended September 30, 2023, the common stock warrants are no longer securities that are measured at fair value at period end (see Note 7).

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of September 30, 2023 and December 31, 2022.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and nine months ended September 30, 2023 and 2022.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$102,867	$—	$—	$102,867
Total fair value of assets	$102,867	$—	$—	$102,867

Financial liabilities
Earnout liability	$—	$—	$28	$28
Total fair value of financial liabilities	$—	$—	$28	$28

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Financial assets
Money market funds	$37,250	$—	$—	$37,250
Total fair value of assets	$37,250	$—	$—	$37,250

Financial liabilities
Common stock warrant liability	$150	$—	$—	$150
Earnout liability	—	—	18	18
Total fair value of financial liabilities	$150	$—	$18	$168

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability

Fair Value as of December 31, 2022	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	782
Change in the fair value included in other income	(420)
Fair Value as of June 30, 2023	362
Change in the fair value included in other income	(334)
Fair Value as of September 30, 2023	$28

Fair Value as of December 31, 2021	$5,743
Change in the fair value included in other income	(4,593)
Fair Value as of March 31, 2022	1,150
Change in the fair value included in other income	(625)
Fair Value as of June 30, 2022	525
Change in the fair value included in other income	(422)
Fair Value as of September 30, 2022	$103

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at September 30, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$28	Monte Carlo Simulation	Common stock price	$0.70
			Expected term (in years)	0.98
			Expected volatility	128.0%
			Risk-free interest rate	5.32%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurement classified in Level 3 of the fair value hierarchy at December 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$18	Monte Carlo Simulation	Common stock price	$0.48
			Expected term (in years)	1.73
			Expected volatility	105.0%
			Risk-free interest rate	4.40%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	September 30,	December 31,
	2023	2022
Research and development prepaid expenses	$481	$842
Prepaid insurance	191	1,362
Payroll tax credit receivable	250	250
Other receivables	18	118
Other prepaid expenses and current assets	411	246
Total	$1,351	$2,818

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	September 30,	December 31,
	2023	2022
Leasehold improvements	$2,477	$2,477
Lab equipment	1,743	1,706
Office furniture & fixtures	502	502
Computer equipment	145	145
Capitalized software	90	90
Property and equipment, gross	4,957	4,920
Less: accumulated depreciation and amortization	(2,177)	(1,352)
Property and equipment, net	$2,780	$3,568

Depreciation and amortization expense was $0.3 million for each of the three months ended September 30, 2023 and 2022, and $0.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	September 30,	December 31,
	2023	2022
Research and development accrued expenses	$5,883	$2,651
Accrued employee and related compensation expenses	1,402	1,587
Other	392	194
Total	$7,677	$4,432

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	September 30,	December 31,
	2023	2022
CIRM grant liability	$2,264	$2,264
Restricted stock liability	1	9
Other non-current liabilities	32	80
Total	$2,297	$2,353

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award was payable to the Company upon achievement of milestones over the next three years that were primarily based on patient enrollment in the Company’s clinical trials. CIRM may permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through September 30, 2023, of which $0.7 million was received during the nine months ended September 30, 2023. As of September 30, 2023, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone.

NOTE 6. SIGNIFICANT AGREEMENTS

Amgen License Agreement

In November 2019, the Company entered into a worldwide exclusive license agreement with Amgen, Inc. (“Amgen”) for briquilimab (formerly known as AMG-191 and JSP191) that also includes translational science and materials from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Amgen License Agreement”). The Company was assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, under the Investigator Sponsored Research Agreement (the “ISRA”), entered into in June 2013, between Amgen and Stanford, and the Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, the Company received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). The Company exercised the Option on June 2, 2020. As a result, the Company has worldwide exclusive rights to develop and commercialize briquilimab.

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

Stanford License Agreement

In March 2021, the Company entered into an exclusive license agreement with Stanford (the “Stanford License Agreement”). In July 2023, the Company entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. The Company received a worldwide, exclusive license, with a right to sublicense, for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company will use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company will use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company will pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022, which was recognized as research and development expense in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2023 and 2022.

The Stanford License Agreement expires on a country-by-country basis on the last-to-expire valid claim of a licensed patent in such country. The Company may terminate the agreement by giving Stanford written notice at least 12 months in advance of the effective date of termination. The Company may also terminate the agreement solely with respect to any particular patent application or patent by giving Stanford written notice at least 60 days in advance of the effective date of termination. Stanford may terminate the agreement after 90 days from a written notice by Stanford, specifying a problem, including a delinquency on any report required pursuant to the agreement or any payment, missing a milestone or a material breach, unless the Company remediates the problem in that 90-day period.

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

As long as the Company continued to have shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted for as liabilities at fair value. In January, 2023, a holder converted all its 911,022 outstanding shares of non-voting common stock into shares of voting common stock and thereafter the Company no longer had any outstanding shares of non-voting common stock. As of September 30, 2023, the outstanding Common Stock Warrants for 4,999,863 shares of common stock met equity classification criteria and were reclassified to equity at the fair value of $0.7 million at the conversion date.

The Company recognized a loss of zero and $0.6 million for the three and nine months ended September 30, 2023, respectively, and a gain of $0.2 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, classified within change in fair value of common stock warrant liability in the condensed consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.2 million as of December 31, 2022.

Contingent Earnout Liability

Upon the closing of the Business Combination and pursuant to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Old Jasper, the Sponsor agreed to place 1,050,000 shares of the Company’s common stock that were previously issued to the Sponsor (the “Earnout Shares”) into escrow, which will be released as follows: (a) 250,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) is greater than or equal to $11.50, (b) 500,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $15.00 and (c) 300,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $18.00 (the “triggering events”).

The Earnout Shares placed in escrow are legally issued and outstanding shares that participate in voting and dividends. The Earnout Shares (along with related escrowed dividends, if any) will be forfeited and not released from escrow at the end of the Earnout Period unless the triggering events described above are achieved during the Earnout Period. Upon the closing of the Business Combination, the contingent obligation to release the Earnout Shares was accounted for as a liability-classified financial instrument upon their initial recognition because the triggering events that determine the number of shares required to be released from escrow include events that were not solely indexed to the common stock of the Company. The earnout liability is remeasured each reporting period with changes in fair value recognized in earnings.

The estimated fair value of the earnout liability was less than $0.1 million as of each of September 30, 2023 and December 31, 2022, based on a Monte Carlo simulation model. Assumptions used in the valuations are described in Note 3. No triggering event occurred as of September 30, 2023. The Company recognized a gain of $0.3 million and a loss of less than $0.1 million for the three and nine months ended September 30, 2023, respectively, and a gain of $0.4 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized the full $1.9 million in leasehold improvements covered by these allowances during the 2021 and 2022 fiscal years. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. As of September 30, 2023 and December 31, 2022, the leasehold improvements constructed are presented under property and equipment on the Company’s condensed consolidated balance sheets and will be depreciated on a straight-line basis over the remaining lease term.

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

The components of lease costs, which were included in the Company’s condensed statements of operations and comprehensive loss, are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Lease cost
Operating lease cost	$504	$454
Short-term lease cost	2	129
Total lease cost	$506	$583

Supplemental information related to the Company’s operating leases is as follows:

	Nine Months Ended September 30,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$834	$594
Weighted average remaining lease term (years)	2.9	3.9
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of September 30, 2023 (in thousands):

Year ending December 31,	Amount
2023 (remainder of the year)	$285
2024	1,153
2025	1,187
2026	740
Total undiscounted lease payments	3,365
Less imputed interest	(351)
Total discounted lease payments	3,014
Less current portion of lease liability	(945)
Noncurrent portion of lease liability	$2,069

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of September 30, 2023, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including the U.S. Food and Drug Administration (the “FDA”) filings and patient enrollment. The first milestone in the amount of $0.3 million was achieved in 2020. The second milestone in the amount of $0.3 million was achieved in February 2022 and recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The third and final milestone in the amount of $0.3 million was achieved in July 2023 and recognized as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments and low single-digit royalties on net sales of licensed products. All products were in development as of September 30, 2023, and no royalties were due as of such date. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022 and recognized this as a research and development expense in the condensed statements of operations and comprehensive loss for each of the nine months ended September 30, 2023 and 2022. No expenses were recognized for each of the three months ended September 30, 2023 and 2022.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and the year ended December 31, 2022, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023 and December 31, 2022, the Company does not have any material indemnification claims that are probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 110,850,413 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had shares of its common stock reserved for future issuance as follows:

	September 30,	December 31,
	2023	2022
Outstanding and issued common stock options	10,272,369	6,169,180
Common stock warrants	4,999,863	4,999,863
Outstanding restricted stock units	1,076,814	2,617,445
Shares available for grant under 2021 Employee Stock Purchase Plan	1,184,572	869,117
Shares available for grant under 2021 Equity Incentive Plan	1,086,589	1,383,661
Shares available for grant under 2022 Inducement Equity Incentive Plan	1,196,841	1,295,672
Total shares of common stock reserved	19,817,048	17,334,938

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

As of September 30, 2023, $175.0 million remained available and unallocated under the New S-3 and $75.0 million remained available under the ATM Offering.

NOTE 10. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan on January 1 of each year, beginning on January 1, 2022 and through January 1, 2031. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 2,750,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (“Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 550,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of September 30, 2023, 6,403,566 shares were reserved for issuance under the 2021 Plan, of which 1,086,589 shares were available for future grant and 5,316,977 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards. As of September 30, 2023, 124,435 shares have been issued under the ESPP and 1,184,572 shares were reserved and available for future issuance.

On March 14, 2022, the Compensation Committee of the Board adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) under which the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of September 30, 2023, 5,500,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 1,196,841 shares were available for future grant and 4,303,159 shares were subject to outstanding stock options.

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

Stock options under the 2021 Plan and the 2022 Inducement Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an incentive stock option (which cannot be granted pursuant to the 2022 Inducement Plan) granted to a 10% stockholder may not be less than 110% of the fair market value of the shares. Stock options granted to employees and non-employees generally vest ratably over four years.

Stock Option Activity

The following table summarizes the stock option activity, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) for the nine months ended September 30, 2023:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	6,169,180	$2.25	7.80	$—
Options granted	5,570,696	$1.64
Options exercised	(545,816)	$0.71
Options cancelled/forfeited	(921,691)	$1.84
Balance, September 30, 2023	10,272,369	$2.04	8.77	$3
Vested and expected to vest, September 30, 2023	10,272,369	$2.04	8.77	$3
Exercisable, September 30, 2023	2,938,989	$1.99	7.54	$1

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2023 was less than $0.1 million and $0.4 million, respectively, and during the three and nine months ended September 30, 2022 was less than $0.1 million and $0.1 million, respectively.

The total fair value of options that vested during the nine months ended September 30, 2023 and 2022 was $2.7 million and $1.0 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $1.35 and $1.88 per share, respectively.

Unamortized stock-based compensation for granted options as of September 30, 2023 was $10.5 million, which is expected to be recognized over a weighted-average period of 2.96 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.50 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan, which are included in the stock option activity table above, for the nine months ended September 30, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	463,959	$1.42	8.06	$—
Options granted	50,000	$1.92
Options cancelled/forfeited	(50,000)	$1.92
Balance, September 30, 2023	463,959	$1.42	7.31	$—
Vested and expected to vest, September 30, 2023	463,959	$1.42	7.31	$—
Exercisable, September 30, 2023	313,959	$0.78	6.71	$—

Restricted Stock Units (“RSUs”)

The following table provides a summary of RSU activity under the 2021 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2022	2,617,445	$0.79
Granted	50,000	$1.50
Vested	(1,309,356)	$0.79
Forfeited	(281,275)	$0.92
Unvested restricted stock units at September 30, 2023	1,076,814	$0.79
Outstanding restricted stock units at September 30, 2023	1,076,814	$0.79

The total fair value of RSUs that vested during the nine months ended September 30, 2023 was $1.0 million. Unamortized stock-based compensation for RSUs as of September 30, 2023 was $0.1 million, which is expected to be recognized over a weighted-average period of 0.03 years.

In October 2023, 1,076,814 RSUs vested and the Company released 724,848 shares of the common stock, net of tax withholdings, to the RSU holders.

Employee Stock Purchase Plan

The Company issued zero and 65,001 shares of common stock under the ESPP during the three and nine months ended September 30, 2023, respectively, and recognized less than $0.1 million and $0.1 million compensation expense related to the ESPP during the three and nine months ended September 30, 2023, respectively. Unamortized stock-based compensation for shares issuable under the ESPP as of September 30, 2023 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.19 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of September 30, 2023.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$1,014	$475	$2,713	$1,511
Research and development	381	169	1,340	976
Total	$1,395	$644	$4,053	$2,487

The Company recognized stock-based compensation income of $0.1 million and expense of less than $0.1 million related to performance-based options and RSUs during the three and nine months ended September 30, 2023, respectively, and stock-based compensation expense of $0.1 million during each of the three and nine months ended September 30, 2022.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.46 – 6.08	6.01 – 6.08	5.25 – 6.08	1.00-6.08
Expected volatility	108.08% – 108.88%	105.64% – 105.99%	103.31% – 108.98%	63.41% – 105.99%
Risk-free interest rate	4.12% – 4.55%	2.99% – 3.27%	3.45% – 4.55%	1.40% – 3.27%
Expected dividend yield	—	—	—	—

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	—	—	0.50	0.50
Expected volatility	—	—	266.24%	75.60%
Risk-free interest rate	—	—	5.39%	1.81%
Expected dividend yield	—	—	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(17,544)	$(11,863)	$(47,884)	$(24,474)
Denominator:
Weighted average common shares outstanding	110,813,456	37,983,458	103,495,180	37,913,135
Less: Weighted-average unvested restricted shares	(42,715)	(367,808)	(94,040)	(438,135)
Less: Shares subject to earnout	(1,050,000)	(1,050,000)	(1,050,000)	(1,050,000)
Weighted average shares used to compute basic and diluted net loss per share	109,720,741	36,565,650	102,351,140	36,425,000

Net loss per share attributable to common stockholders – basic and diluted	$(0.16)	$(0.32)	$(0.47)	$(0.67)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding and issued common stock options	10,272,369	6,279,930	10,272,369	6,279,930
Common stock warrants	4,999,863	4,999,863	4,999,863	4,999,863
Unvested restricted common stock	23,532	329,441	23,532	329,441
Outstanding restricted stock units	1,076,814	3,125	1,076,814	3,125
Total	16,372,578	11,612,359	16,372,578	11,612,359

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended September 30, 2023 and 2022. The Company recorded $0.2 million and $0.4 million for the founders’ advisory and consulting services performed for the nine months ended September 30, 2023 and 2022, respectively. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Also, the Company’s licensed technology from Stanford (see Note 6) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 8, 2023. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Throughout this Quarterly Report, unless the context otherwise requires, the terms “Jasper,” “we,” “us” and “our” in this Quarterly Report refer to Jasper Therapeutics, Inc. and its consolidated subsidiary.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions (including the negative of any of the foregoing) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Quarterly Report may include, for example, but are not limited to, statements about:

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

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”) and, Chronic Inducible Urticaria (“CIndU”), as well as diseases where targeting hemopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”), and novel stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 receptor on mast and stem cells. The SCF/CD117 pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells from skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we are commencing clinical studies in both CSU and CIndU and are evaluating the potential for briquilimab in other mast cell driven diseases. We also believe that blocking SCF binding and signaling with briquilimab can result in depletion of diseased hematopoietic stem cells (“HSCs”) from the bone marrow in certain hematologic malignancies such as myelodysplastic syndrome (“MDS”), and as a result we are currently enrolling a Phase 1 trial evaluating briquilimab as a second-line therapy in patients with LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in various stem cell transplant settings such as severe combined immunodeficiency (“SCID”) for which we are currently conducting a Phase 1/2 clinical trial in patients who have failed a previous stem cell transplant. Briquilimab is also being studied by our academic and institutional partners, Stanford University and National Institutes of Health, in other transplant settings, including Fanconi Anemia, sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type MDS.

We intend to become a fully integrated discovery, development and commercial company in the field of mast and stem cell therapeutics. We are developing briquilimab to be used both as a monothereapy in certain indications and in combination with other therapeutic agents in other indications. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to advance our pipeline and innovate through our research platform.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford University for the right to use briquilimab in the clearance of stem cells prior to the transplantation of HSCs. We also entirely own the intellectual property for our engineered hematopoietic stem cells product candidates reprogrammed using mRNA delivery, which has been internally developed.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2023 and 2022, we incurred net losses of $47.9 million and $24.5 million, respectively. We generated negative operating cash flows of $35.6 million and $33.2 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $153.0 million.

We had cash and cash equivalents of $103.9 million as of September 30, 2023. Management expects that our existing cash and cash equivalents will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Business Impact of the Geopolitical Events

We are unable to predict the effect that geopolitical events, including global military conflicts, global inflation and rising interest rates, may have on our operations. To the extent that geopolitical events adversely affect our business prospects, financial condition, and results of operations, they may also have the effect of exacerbating many of the other risks described or referenced in the section titled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023, as updated by the risks described in the section of this Quarterly Form 10-Q titled “Risk Factors,” such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

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

Stanford License Agreement

In March 2021, we entered into an exclusive license agreement with respect to the use of briquilimab from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed on November 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and know-how for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. In July 2023, we entered into an amendment to this exclusive license agreement to modify certain milestones set forth thereunder.

Collaboration and Clinical Trial Agreements

Collaboration with Stanford University

Effective September 2020, we entered into a sponsored research agreement with Stanford, pursuant to which Stanford will execute a Phase 1/2 clinical trial utilizing briquilimab to treat Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital. As consideration for the services performed by Stanford under this agreement, we agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of the first development and clinical milestone, including FDA filings and patient enrollment. The first $0.3 million milestone was achieved in 2020 and paid by us in February 2021. The second $0.3 million milestone was achieved in February 2022 and paid by us in March 2022. The third and final milestone in the amount of $0.3 million was achieved in July 2023.

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

Our future research and development costs may vary significantly based on factors, such as:

●	the scope, rate of progress, expense and results of our discovery and preclinical development activities;

●	the costs and timing of our chemistry, manufacturing and controls activities, including fulfilling cGMP-related standards and compliance, and identifying and qualifying suppliers;

●	per-patient clinical trial costs;

●	the number of trials required for approval;

●	the number of sites included in our clinical trials;

●	the countries in which the trials are conducted;

●	delays in adding a sufficient number of trial sites and recruiting suitable patients to participate in our clinical trials;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	patient drop-out or discontinuation rates;

●	potential additional safety monitoring requested by regulatory agencies;

●	the duration of patient participation in the trials and follow up;

●	the cost and timing of manufacturing our product candidates;

●	the phase of development of our product candidates;

●	the efficacy and safety profile of our product candidates;

●	the timing, receipt, and terms of any approvals from applicable regulatory authorities, including the FDA and non-U.S. regulators;

●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;

●	significant and changing government regulation and regulatory guidance;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the extent to which we establish additional strategic collaborations or other arrangements; and

●	the impact of any business interruptions to our operations or to those of the third parties with whom we work.

General and Administrative

General and administrative expenses consist primarily of personnel costs and expenses, including salaries, employee benefits, and stock-based compensation for our executive and other administrative personnel; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to increase substantially for the foreseeable future as we anticipate an increase in our personnel headcount to support expansion of research and development activities, as well as to support our operations generally. We also expect to continue to incur significant expenses associated with being a public company, including costs related to accounting, audit, legal, regulatory, and tax-related services associated with maintaining compliance with applicable Nasdaq and SEC requirements; additional director and officer insurance costs; and investor and public relations costs.

Other (Expense) Income, Net

Other (expense) income, net includes changes in the fair value of common stock warrant liability and earnout liability, foreign currency transactions gains and losses, and interest income. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, reclassified into equity, settled, or have expired.

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$14,848	$9,022	$5,826	65
General and administrative	4,514	3,686	828	22
Total operating expenses	19,362	12,708	6,654	52
Loss from operations	(19,362)	(12,708)	(6,654)	52
Interest income	1,433	259	1,174	453
Change in fair value of earnout liability	334	422	(88)	(21)
Change in fair value of common stock warrant liability	—	155	(155)	(100)
Other income, net	51	9	42	467
Total other income, net	1,818	845	973	115
Net loss and comprehensive loss	$(17,544)	$(11,863)	$(5,681)	48

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$9,372	$4,094	$5,278	129
Consulting costs	1,183	1,299	(116)	(9)
Other research and development costs, including laboratory materials and supplies	573	813	(240)	(30)

Internal costs:
Personnel-related costs	2,452	1,849	603	33
Facilities and overhead costs	1,268	967	301	31
Total research and development expense:	$14,848	$9,022	$5,826	65

Research and development expenses increased by $5.8 million, from $9.0 million for the three months ended September 30, 2022 to $14.8 million for the three months ended September 30, 2023.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $5.3 million, from $4.1 million for the three months ended September 30, 2022 to $9.4 million for the three months ended September 30, 2023. The increase is primarily due to a $5.0 million increase in manufacturing costs, a $0.5 million increase in CRO expenses and a $0.1 million increase in other third-party research and development expenses, partially offset by a $0.3 million decrease in expenses related to pre-clinical studies. Expenses related to professional consulting services decreased by $0.1 million. Other external research and development costs decreased by $0.2 million from $0.8 million for the three months ended September 30, 2022 to $0.6 million for the three months ended September 30, 2023, due to a decrease in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Briquilimab platform	$8,478	$3,389
MDS/AML clinical trials	908	1,358
Chronic urticaria	641	—
SCID clinical trial	881	626
Other	220	833
Total external costs	$11,128	$6,206

Personnel-related costs, including employee payroll and related expenses, increased by $0.6 million, from $1.9 million for the three months ended September 30, 2022 to $2.5 million for the three months ended September 30, 2023, due to an increase in headcount in our research and development organization. Stock-based compensation expenses were $0.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Facilities and overhead costs increased by $0.3 million in the three months ended September 30, 2023 compared to the 2022 period and include common facilities, human resources and information technology-related expenses allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $3.7 million for the three months ended September 30, 2022 to $4.5 million for the three months ended September 30, 2023. Employee payroll and related expenses increased by $1.3 million, from $0.9 million for the three months ended September 30, 2022 to $2.2 million for the three months ended September 30, 2023, as a result of higher stock-based compensation and continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.0 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Expenses related to professional consulting services and other general and administrative expenses increased by $0.2 million, from $1.7 million for the three months ended September 30, 2022 to $1.9 million for the three months ended September 30, 2023, due to increased spending on consulting and recruiting, partially offset by a $0.7 million decrease in other miscellaneous expenses, from $0.9 million for the three months ended September 30, 2022 to $0.2 million for the three months ended September 30, 2023, primarily due to decreased spending on insurance and commercial costs.

Total Other Income, Net

Total other income, net increased by $1.0 million, from $0.8 million net income for the three months ended September 30, 2022 to $1.8 million net income for the three months ended September 30, 2023.

We recognized $0.2 million of other income related to the decrease in the fair value of common stock warrants for the three months ended September 30, 2022. These warrants are publicly traded, were classified as liabilities and are remeasured at fair value, which is the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized $0.3 million and $0.4 million of other income related to the decrease in the fair value of the earnout liability for the three months ended September 30, 2023 and 2022, respectively, mainly due to the decrease in our common stock price during each respective period.

Interest income increased by $1.1 million, from $0.3 million for the three months ended September 30, 2022 to $1.4 million for the three months ended September 30, 2023, due to higher cash balances invested in cash in money market funds in the 2023 period and higher interest rates.

Other income, net is composed of foreign currency transactions gains and losses and was $0.1 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$37,950	$25,345	$12,605	50
General and administrative	13,186	12,104	1,082	9
Total operating expenses	51,136	37,449	13,687	37
Loss from operations	(51,136)	(37,449)	(13,687)	37
Interest income	3,965	353	3,612	1023
Change in fair value of earnout liability	(10)	5,640	(5,650)	(100)
Change in fair value of common stock warrant liability	(575)	7,050	(7,625)	(108)
Other expense, net	(128)	(68)	(60)	88
Total other income, net	3,252	12,975	(9,723)	(75)
Net loss and comprehensive loss	$(47,884)	$(24,474)	$(23,410)	96

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$21,804	$9,599	$12,205	127
Consulting costs	3,428	3,450	(22)	(1)
Other research and development costs, including laboratory materials and supplies	1,787	2,508	(721)	(29)

Internal costs:
Personnel-related costs	7,407	6,261	1,146	18
Facilities and overhead costs	3,524	3,527	(3)	0
Total research and development expense:	$37,950	$25,345	$12,605	50

Research and development expenses increased by $12.6 million, from $25.4 million for the nine months ended September 30, 2022 to $38.0 million for the nine months ended September 30, 2023, mainly due to progression in the clinical trials, product development activities and hiring additional personnel.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $12.2 million, from $9.6 million for the nine months ended September 30, 2022 to $21.8 million for the nine months ended September 30, 2023. The increase is primarily due to a $11.2 million increase in manufacturing costs and a $1.0 million increase in CRO expenses. Other external research and development costs decreased by $0.7 million, from $2.5 million for the nine months ended September 30, 2022 to $1.8 million for the nine months ended September 30, 2023, due to a decrease in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Briquilimab platform	$19,231	$7,989
MDS/AML clinical trials	3,442	3,346
SCID clinical trial	1,673	1,977
Chronic urticaria	1,648	—
Other	1,025	2,245
Total external costs	$27,019	$15,557

Personnel-related costs increased by $1.1 million, from $6.3 million for the nine months ended September 30, 2022 to $7.4 million for the nine months ended September 30, 2023, due to an increase in headcount in our research and development organization. Stock-based compensation expenses related to employees were $1.3 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Facilities and overhead costs include common facilities, human resources and information technology-related expenses allocated to research and development and were steady in the nine months ended September 30, 2023 compared to the 2022 period.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, from $12.1 million for the nine months ended September 30, 2022 to $13.2 million for the nine months ended September 30, 2023. Employee payroll and related expenses increased by $2.4 million, from $3.4 million for the nine months ended September 30, 2022 to $5.8 million for the nine months ended September 30, 2023, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $2.7 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Expenses related to professional services decreased by $1.1 million, from $6.4 million for the nine months ended September 30, 2022 to $5.3 million for the nine months ended September 30, 2023, and other miscellaneous expense decreased by $0.2 million, from $1.7 million for the nine months ended September 30, 2022 to $1.5 million for the nine months ended September 30, 2023, due to decreased spending on consulting, recruiting, legal and insurance services.

Total Other Income, Net

Other income, net decreased by $9.7 million, from $13.0 million net income for the nine months ended September 30, 2022 to $3.3 million net income for the nine months ended September 30, 2023.

We recognized $0.6 million of other expense and $7.1 million of other income related to the change in fair value of common stock warrants for the nine months ended September 30, 2023 and 2022, respectively. These warrants are publicly traded, were classified as liabilities and are remeasured at fair value, which is the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Upon the closing of the Business Combination on September 24, 2021, we recognized earnout liability related to the Sponsor Earnout Shares placed in escrow. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized less than $0.1 million of other expense and $5.6 million of other income related to the change in the fair value of the earnout liability for the nine months ended September 30, 2023 and 2022, respectively, mainly due to the increase and the decrease, respectively, in our common stock price during the respective period.

Interest income increased by $3.6 million, from $0.4 million for the nine months ended September 30, 2022 to $4.0 million for the nine months ended September 30, 2023, primarily due to higher cash balances invested in money market funds and higher interest rates.

Other expense, net is composed of foreign currency transactions gains and losses and was $0.1 million for each of the nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $103.9 million of cash and cash equivalents.

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

As of November 8, 2023, $75.0 million remains allocated and available under the ATM Offering and $175.0 million remains available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2023, we had an accumulated deficit of $153.0 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least twelve months from the date of filing of this Quarterly Report. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and do not have any non-cancellable obligations under these agreements as of September 30, 2023.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of September 30, 2023, our rent commitments under the lease agreement are $1.1 million within the next 12 months from September 30, 2023, and $2.2 million for the remainder of the lease term.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab. As consideration for the services performed by Stanford under this sponsored research agreement, we agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including FDA filings and patient enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and we paid $0.3 million in March 2022. The third milestone in the amount of $0.3 million was achieved in July 2023 and was recognized as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement, pursuant to which we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of September 30, 2023, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(35,588)	$(33,212)
Net cash used in investing activities	(37)	(494)
Net cash provided by financing activities	101,242	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$65,617	$(33,679)

Cash Flows Used in Operating Activities

Net cash used in operating activities was $35.6 million and $33.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Cash used in operating activities in the nine months ended September 30, 2023 was primarily due to our net loss for the period of $47.9 million, adjusted by non-cash net loss of $5.8 million and a net change of $6.5 million in our net operating assets and liabilities. The non-cash amounts consisted of $4.1 million related to stock-based compensation expense, $0.6 million net loss related to the changes in fair value of common stock warrant liability and the earnout liability, $0.8 million related to depreciation and amortization expense and $0.3 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $3.2 million in accrued expenses and other current liabilities, an increase of $1.5 million in accounts payable, a decrease of $0.7 million in other receivables, a decrease of $1.5 million in prepaid expenses and other current assets and a decrease of $0.3 million in other non-current assets, partially offset by a decrease of $0.6 million in operating lease liability and a decrease of less than $0.1 million in other non-current liabilities.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was less than $0.1 million and $0.5 million for the nine months ended September, 2023 and 2022, respectively, which primarily consisted of purchases of the lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $101.2 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM Offering of $101.5 million, cash received from the exercise of stock options of $0.4 million and cash received from the issuance of common stock upon Employee Stock Purchase Plan purchase of less than $0.1 million, partially offset by taxes withheld and paid related to net settlement of equity awards of $0.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents of $103.9 million as of September 30, 2023, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We had no outstanding debt as of September 30, 2023. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the Securities and Exchange Commission under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at the reasonable assurance level.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the nine months ended September 30, 2023 and 2022, we reported net losses of $47.9 million and $24.5 million, respectively. For the nine months ended September 30, 2023 and 2022, we reported negative operating cash flows of $35.6 million and $33.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $153.0 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”), Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and other indications;

●	continue the open label Phase 1/2 clinical trial for briquilimab for Severe Combined Immunodeficiency (“SCID”);

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	further develop our genome engineering capabilities;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. While we are currently initiating clinical trials in CSU this year and CIndU next year, are currently enrolling patients in a Phase 1 trial evaluating briquilimab as a second-line therapy in subjects with LR-MDS, are currently conducting a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients, and are planning a registrational package of briquilimab as a conditioning agent prior to allogenic re-transplant in SCID patients, our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of September 30, 2023, our cash and cash equivalents were $103.9 million and we had an accumulated deficit of $153.0 million. Although we raised total net proceeds of $101.5 million in January 2023 in connection with the issuance and sale of 69,000,000 shares of our common stock in an underwritten public offering and the issuance and sale of 2,337,496 shares pursuant to the ATM Prospectus (as defined below), we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the Shelf Registration Statement and the ATM Prospectus as of November 8, 2023.

As of November 8, 2023, $75.0 million remains allocated and available under the ATM Prospectus and $175.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q. However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund our operating plan for at least twelve months from the issuance date of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the Israel-Hamas war, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the Israel-Hamas war are still unknown. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Our general business strategy may be adversely affected by any such continued adverse political conditions, economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans.

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

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	the Israel-Hamas war, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	lower than expected market acceptance of our product candidates following approval for commercialization;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2022 to December 31, 2022, our closing stock price ranged from $0.46 to $8.01 per share and from January 3, 2023 to October 31, 2023, our closing stock price ranged from $0.66 to $2.74 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of September 30, 2023, our directors and executive officers and their affiliates beneficially owned approximately 28.3% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

On October 18, 2023, we received written notice from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until April 15, 2024, to regain compliance. The written notice states that the Nasdaq staff will provide written notification that we have achieved compliance with Nasdaq Listing Rule 5550(a)(2) if at any time before April 15, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by April 15, 2024, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by April 15, 2024. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by April 15, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

On November 3, 2022, we previously received a similar notice from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), and we were provided with an initial period of 180 calendar days, or until May 2, 2023, to regain compliance. On January 18, 2023, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days from January 3, 2023 through January 17, 2023. Even though we previously regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will regain compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of October 31, 2023, 1,352,003 shares and 1,184,572 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, on January 1 of each year through and including January 1, 2031. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our Board of Directors (“Board”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee of our Board approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 2,500,000 shares of common stock to an aggregate of 5,500,000 shares of common stock. As of October 31, 2023, 1,196,841 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of September 30, 2023, options to purchase an aggregate of 10,272,369 shares of our common stock and restricted stock units with respect to an aggregate of 1,076,814 shares were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	6/8/2023	3.1

3.3	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1^	Amendment No. 1 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.	10-Q	8/11/2023	10.2

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)