Form 10-K
period 2023-12-31
Jasper Therapeutics, Inc.
filed 2024-03-05
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39138

JASPER THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2984849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Bridge Pkwy Suite #102 Redwood City, CA	94065
(Address of principal executive offices)	(Zip Code)

(650) 549-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, par value $0.0001 per share	JSPR	The Nasdaq Stock Market LLC
Redeemable Warrants, each ten warrants exercisable for one share of Voting Common Stock at an exercise price of $115.00	JSPRW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $110.5 million based on the closing price of the registrant’s common stock on June 30, 2023 of $13.70 (after giving effect to the 1-for-10 reverse stock split effected on January 4, 2024) per share, as reported by the Nasdaq Capital Market.

As of February 26, 2024, the number of shares of the registrant’s common stock outstanding was 15,063,896 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Unless otherwise noted or the context requires otherwise, references to our “common stock” refer to our voting common stock, par value $0.0001 per share. In addition, except as otherwise indicated, all information in this Annual Report on Form 10-K gives effect to the 1-for-10 reverse stock split of the common stock that was effected on January 4, 2024.

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

Forward-looking statements in this Annual Report on Form 10-K may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the impact of the Business Combination on our business, financial condition, liquidity and results of operations;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on Nasdaq;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

ii

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology; and

●	our ability to maintain existing license agreements and manufacturing arrangements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”) and Chronic Inducible Urticaria (“CIndU”). We also have ongoing programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”), and stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells from skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we have commenced a Phase 1b/2a clinical study in CSU, are commencing a Phase 1b/2a clinical study in CIndU and are evaluating the potential for briquilimab in other mast cell driven diseases.

We also believe that utilizing briquilimab to block SCF binding and signaling can result in the depletion of diseased hematopoietic stem cells (“HSCs”) from the bone marrow in certain hematologic malignancies such as myelodysplastic syndrome (“MDS”), and as a result, we are currently enrolling a Phase 1 trial evaluating briquilimab as a second-line therapy in patients with LR-MDS. We are also developing briquilimab as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we are currently conducting a Phase 1/2 clinical trial. Briquilimab is also being studied by our academic and institutional partners, Stanford University and the National Institutes of Health, in other transplant settings, including Fanconi Anemia (“FA”), sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type MDS.

We intend to become a fully integrated discovery, development and commercial company in the field of mast cell therapeutics. We are developing our product candidates to be used individually or, in some cases, in combination with other therapeutics. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to broaden our pipeline with additional mast cell indications and next-generation products by leveraging our research organization.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of HSCs.

Briquilimab

We believe briquilimab is a unique, humanized, monoclonal antibody that targets the underlying biology of mast cell survival to potentially serve as a therapeutic to prevent mast cell driven diseases. In addition we believe briquilimab targets a key differentiation pathway for HSCs and may be developed to improve the efficacy and safety of hematopoietic stem cell transplantation. Briquilimab binds to human c-Kit, the receptor for SCF, which is expressed on the surface of various cells, including mast cells and hematopoietic stem and progenitor cells. The interaction of SCF and c-Kit is required for mast cells to survive and for HSCs to remain in the bone marrow. By blocking SCF from binding to c-Kit and disrupting these critical signals, briquilimab leads to the depletion of mast cells in the skin and the differentiation of stem cells in the bone marrow. Briquilimab is designed to bind to c-Kit with a greater affinity than SCF.

The monoclonal antibody isotype and other modifications of briquilimab were chosen carefully to retain high affinity binding to the c-Kit receptor and SCF signal blockade without recruiting other immune cells that could lead to receptor activation, mast cell degranulation or other off-target toxicities. For example, designing briquilimab as an IgG1 isotype instead of an IgG2 isotype results in more potent inhibition of c-Kit, potentially increasing the effect on mast cell depletion. Briquilimab was also designed to be aglycosylated in order to eliminate the recruitment of other immune effector cells that may bring unwanted effects to any cell that expresses c-Kit. This finding and other data demonstrate that not all anti-c-Kit antibodies behave equally or have the same mechanism of action.

We are focused on advancing Briquilimab in development as a chronic therapy in mast cell driven diseases such as CSU, CIndU and other mast cell driven indications currently under evaluation. We also currently have an ongoing study in LR-MDS, as well as a study as a conditioning agent to clear HSCs from the bone marrow prior to re-transplant in patients with SCID. We partnered with the National Institutes of Health (the “NIH”) and Stanford University in several investigator sponsored trials for patients with a variety of diseases undergoing hematopoietic stem cell transplant.

Briquilimab as a Primary Therapeutic for Disorders of Mast Cells

Mast cells are primary cells of the immune system derived from HSCs in the bone marrow. Mast cells store a number of different chemical mediators such as tryptase, histamine, interleukins and heparin in granules found throughout the cell. When a mast cell is triggered, such as by an allergen specific to membrane-bound Immunoglobulin E (“IgE”) antibodies, the mast cell is activated and releases the content of the granules into the surrounding tissue. These chemical mediators attract other immune cells to help with any response as well as produce a local allergic reaction consisting of inflammation, swelling, contraction of smooth muscle and increased mucus secretion. Mast cells are usually long-lived and found at boundaries to the external environment such as the skin, mucosal surfaces of the gut and lungs and eye.

Dysfunctional regulation and activation of mast cells is thought to be a significant driver of multiple diseases, including urticarias, asthma, prurigo nodularis, allergic eye disease and others. Each of these diseases has been shown to have local concentrations of mast cells, cellular response consistent with mast cell degranulation and disease modification with use of antihistamines. Unfortunately, currently approved agents targeting mast cells in these diseases are ineffective in many patients, leading to continued high disease burden.

Briquilimab blocks signaling on the c-Kit receptor by inhibiting the binding of SCF, the ligand for the c-Kit receptor. The interaction of SCF/c-Kit on mast cells is critical for development, proliferation and survival. Without continued signaling through c-Kit, mast cells will undergo apoptosis and die. We have shown that a single subcutaneous dose of briquilimab leads to depletion of mast cells in the skin of healthy human volunteers for at least 29 days. We believe that depletion of mast cells in the skin of patients with chronic urticaria or other mast cell driven diseases has the potential to lead to improved disease control for those patients without adequate response to current therapies.

Figure 1 – Healthy volunteers administered single doses of briquilimab 42 mg to 280 mg subcutaneously received punch skin biopsies to evaluate the decreases in mast cells at 4 weeks after briquilimab was administered compared to the baseline.

(1)	Jasper internal data (Phase 1a, healthy volunteer study).

Figure 2 – Healthy volunteers administered single doses of briquilimab at the indicated doses and routes received punch skin biopsies to evaluate the number of mast cells present at the indicated time points.

Briquilimab in Chronic Urticaria

Mast cells are immune cells that play a key role in the inflammatory response to pathogens or injury and are typically found in the skin, lungs, digestive track, conjunctiva of the eye and the mucosal linings of the mouth and nose. Typically, mast cells are triggered by a specific antigen or antibody interaction to release histamine, a variety of cytokines and other chemical mediators in order fight a potential infection and to recruit additional types of immune cells to aid in the body’s response. However, with certain diseases, such as CSU, CIndU, allergic asthma, prurigo nodularis and eosinophilic esophagitis, the mast cell response is dysregulated and may lead to unwanted responses such as hives, itching, airway constriction or conjunctivitis. Current therapeutic approaches to controlling mast cell response include antihistamines to counteract the release of histamine by activated mast cells and anti-IgE antibody therapy to try to eliminate the antibodies responsible for a trigger of mast cell activation. We believe that new chronic therapies that target mast cells could be beneficial in treating many diseases that are a function of mast cell dysfunction.

In late 2023, we commenced a Phase 1b/2a clinical study in patients with CSU. CSU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks due to either an unknown cause, Type I autoimmunity with Immunoglobulin E antibodies (“IgE”) against self or Type IIb autoimmunity with activating antibodies directed at mast cells. CSU is thought to affect over five million patients in the United States, France, Germany, Italy, Spain, and the United Kingdom. The U.S. Food and Drug Administration (the “FDA”)-approved drug therapy for CSU includes second generation H1-antihistamines for first line use followed by consideration for use of omalizumab, a monoclonal antibody directed at circulating IgE. The biologic rationale for both of these therapies is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells and omalizumab is designed to reduce IgE, which is thought to be a trigger of mast cell activation. Based on human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin and from data in a study of CSU patients showing that an anti- c-Kit antibody can control disease symptoms, we believe that briquilimab could be effective therapy for CSU patients. The Phase 1b/2a study is a monotherapy study being conducted in CSU patients who are refractory to antihistamine therapy and who have had an inadequate response to omalizumab. The study design has three parts. The first part is an open-label 3+3 dose escalation with two dose cohorts (10mg and 40mg). The second part consists of four dose cohorts (80mg Q8W, 120mg Q8W, 120mg Q12W and 180mg Q12W) in a double-blind placebo controlled format. The final part is a single dose cohort (240 mg single-dose) in a double-blind placebo controlled format.

Figure 3 – Study Design for the Phase 1b/2a CSU Study

We are also commencing a Phase 1b/2a clinical study in patients with CIndU. Similar to CSU, CIndU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks, but CIndU is induced by specific physical or environmental stimuli, including cold, heat, exercise, pressure, sunlight and others. CIndU includes physical urticarias, such as symptomatic dermographism and cold urticaria, as well as non-physical urticarias caused by exposure to specific stimuli, such as cholinergic urticaria and aquagenic urticaria.

The FDA-approved drug therapy for CIndU consists solely of second generation H1-antihistamines. The biologic rationale for this therapy is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells. CIndU is thought to affect over two million patients in the United States, France, Germany, Italy, Spain and the United Kingdom. Approximately 40% of these patients’ CIndU is not controlled by first line antihistamines and these patients could be eligible for biologic therapy depending on disease severity. Based on preclinical and human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin, we believe that briquilimab could be an effective therapeutic for CIndU patients. The Phase 1b/2a study is a monotherapy study being conducted in CIndU patients who are refractory to antihistamine therapy. The study design contains a single dose in two dosing cohorts (40mg and 120mg) with a provocation test measured at 12 weeks post-dosing.

Figure 4 – Study Design for the Phase 1b/2a CIndU Study

Briquilimab in Other Mast Cell Disorders

Mast cells may also be the key cellular target for a number of other inflammatory or autoimmune diseases outside of the chronic urticarias such as allergic asthma, atopic dermatitis, eosinophilic esophagitis or prurigo nodularis.

Allergic asthma is a form of asthma triggered by specific allergens that leads to constriction of smooth muscles in the airways, cellular infiltration of various immune mediators and excess production of mucus. Patients with allergic asthma may have an increased number of mast cells in the bronchi and may be responsive to agents that modulate mast cell response, including antihistamines and anti IgE monoclonal antibody therapy.

Atopic dermatitis is a chronic disease that causes inflammation, redness, and irritation of the skin. It is a common condition that usually begins in childhood; however, anyone can get the disease at any age. Atopic dermatitis causes the skin to become extremely itchy. In most cases, there are periods of time when the disease is worse, called flares, followed by periods when the skin improves or clears up entirely, called remissions. Treatments include moisturizers, topical steroids, immunomodulators (tacrolimus and pimecrolimus) and biologic therapies (dupilumab). Mast cells may play an important role in the disease and agents that modulate mast cells may provide benefit to patients.

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

Prurigo Nodularis is also a disease that manifests in the skin. Patients develop severe itch and firm bumps on the skin, called nodules, that may lead to loss of sleep and bleeding due to scratching. Degranulation of mast cells in the skin is thought to trigger peripheral sensory neurons in the skin leading to itch. Various medications are used to treat Prurigo Nodularis including anti-itch creams and topical steroids. For cases that remain uncontrolled physicians may prescribe antihistamines or biologics such as dupilumab.

We are currently engaged in pre-clinical evaluation of briquilimab as a potential therapeutic in these and a number of other mast cell driven diseases and expect to continue to expand our portfolio of mast cell indications in clinical development moving forward.

Briquilimab as a Primary Therapeutic for Lower Risk Myelodysplastic Syndrome

A transforming event in HSCs can produce several different malignancies. Cancer stem cells can self-renew, have a prolonged survival rate and have the ability to give rise to cells with more differentiated characteristics. The idea that cancer is primarily driven by a smaller population of stem cells has important implications. For instance, many chemotherapies can shrink tumors or deplete downstream differentiated cells, but if the chemotherapies do not kill the cancer stem cells, the tumor will grow back.

It has been shown that HSCs are the disease-initiating cells in cancers like MDS and that these pathogenic MDS HSCs outcompete normal HSCs present in the bone marrow of affected patients. Furthermore, these disease-initiating HSCs express c-Kit and anti-c-Kit antibodies can target and eradicate these pathogenic cells. This is especially significant in a disease like LR-MDS where available therapies either lack disease-modifying activity or possess off-target toxicity. Development of anti-c-Kit monoclonal antibodies, which might be safely used to preferentially target MDS clones, would represent a major step forward for the treatment of this disease.

MDS is a mixed group of hematological disorders characterized by decreased production of healthy blood and/or immune cells by the hematologic stem cells and eventual progression to acute myeloid leukemia (“AML”). Patients with LR-MDS are typically treated with blood transfusions to augment poor bone marrow stem cell function or with growth factors, such as erythropoietin, to stimulate any remaining healthy bone marrow cells to increase production of blood or immune cells. The goals of current treatments are to delay the progression of the disease to AML and for an eventual donor stem cell transplant for eligible patients. Approximately 29,000 patients are diagnosed with MDS annually in the major global markets. Of all newly diagnosed MDS patients, about 70% have low to intermediate risk disease. About half of these patients cannot maintain adequate hemostasis and become dependent on blood or platelet transfusion and may be eligible for erythropoietin stimulating agents. These patients may still maintain an adequate number of healthy stem cells to support normal hemostasis; however, because the diseased stem cells have taken over most of the bone marrow, there is no room for the healthy stem cells to undergo the expansion needed for normal hemostasis. We believe that treatment with briquilimab has the potential to open adequate space in the bone marrow for healthy stem cells to expand and restore normal hemostasis.

Briquilimab and other anti-c-Kit monoclonal antibodies have been shown to deplete normal and diseased MDS human hematopoietic stem cells in clinical and pre-clinical studies. Scientists at Stanford showed that briquilimab is capable of depleting MDS HSCs in vivo in a xenografted mouse model. New data from our MDS/AML trial of briquilimab as a conditioning agent have revealed that the antibody can have a direct depletion effect on CD34+CD45RA-c-Kit+ cells prior to administration of fludarabine or radiation. In studies in non-human primates and healthy human volunteers, administration of a single dose of briquilimab resulted in limited depletion of healthy HSCs followed by recovery in approximately six weeks. By depleting diseased hematopoietic stem cells, we believe that briquilimab may allow for preferential recovery of healthy HSCs and restoration of normal hematopoiesis.

These preclinical studies of immune deficient mice engrafted with MDS HSCs from patients with “high-risk and very high-risk disease” per the Revised International Prognostic Scoring System (“IPSS-R”) criteria demonstrate the utility of anti-c-Kit antibodies in the treatment of MDS. Mice xenografted with higher-risk MDS HSCs were treated with anti-human c-Kit monoclonal antibody (“mAb”), SR-1 (the parent clone to briquilimab). Initial studies showed administration of either SR-1 or briquilimab resulted in well-tolerated and sustained depletion of MDS cells obtained from lower-risk MDS patients. Treatment of mice xenografted with higher-risk MDS HSCs cells resulted in transient depletion (Figure 5). Given the transient depletion of higher-risk MDS cells, studies were conducted to determine whether an anti-c-Kit antibody followed by a normal human HSC allograft would lead to long-term disease amelioration of higher-risk disease. Results showed greater than 95% cytogenetically normal CD45+ cells 12 weeks after allograft transplant (Figure 5).

Figure 5: (A) c-Kit mAb depletes MDS stem cells as demonstrated by decreasing HSC chimerism over time. (B) Normal stem cell engraftment occurs after stem cell depletion as shown by greater than 95% cytogenetically normal CD45+ cells 12 weeks after transplant in four higher-risk MDS-xenografted mice. (C) Normal blood formation results after stem cell engraftment with human cell lineages for T cells (CD3+), B cells (CD19+) and myeloid cells (CD13/33+) in the bone marrow of the four high-risk mice.

We are evaluating briquilimab as a therapeutic for certain MDS patients. IPSS-R is a clinical assessment tool used to evaluate risk and prognosis of newly diagnosed patients. Patients with IPSS-R scores of low or very low are not typically referred to stem cell transplant due to the risk of transplant-related toxicities from current conditioning regiments, infection and graft vs host Disease (“GvHD”) outweighing the patient’s expected survival with drug therapies. These patients typically suffer from anemia, thrombocytopenia or neutropenia and are given drug therapies such as an erythropoiesis stimulating agent (“ESA”) to stimulate production of new cells to correct their blood deficiency. However, these agents do not target the diseased hematopoietic stem cell and patients who become refractory to ESA are dependent on routine blood transfusions, which are associated with poor survival rates. ESA refractory lower-risk MDS patients have few treatment options and are a clinical unmet need. We are currently enrolling a Phase 1 clinical study of briquilimab monotherapy in lower-risk MDS patients. The study is a standard 3+3 dose escalation study dosing patients every 8 weeks, commencing at 0.3mg/kg and potentially proceeding to doses of 0.6 mg/kg, 0.9mg/kg and 1.2mg/kg. Initial data in this study is expected to be presented in 2024.

Briquilimab as a Conditioning Agent for SCID Patients Undergoing Re-Transplantation

We are also developing briquilimab as a conditioning agent for SCID patients undergoing a stem cell re-transplantation. Due to genetic errors at birth, SCID patients do not possess fully functional immune systems, which results in chronic infections, failure to thrive and significantly decreased lifespans. If available, these patients are typically given a transplant from a close relative with the goal of allowing healthy donor stem cells to establish in the patient’s bone marrow, leading to production of normal immune cells. However, stem cell transplants are not universally successful. SCID patients with poor transplant outcomes are typically dependent on external therapies such as intravenous immunoglobin (“IVIG”) and often have poor immunity, leading to chronic infections and decreased lifespans. SCID patients who fail transplant are not usually given a second transplant due to their fragile health and the significant toxicities of current conditioning agents.

SCID is a genetically heterogeneous group of over 20 monogenic conditions of the immune system characterized by the lack of normal T lymphocyte development, in addition to deficiencies of B cells, NK cells, or both in some forms which is currently curable only by HCT. The incidence of SCID is estimated at one in 80,000 live births across all ethnic groups. Due to the toxicities associated with the current chemotherapy regimens used in standard allogeneic HCT to deplete endogenous HSC, some centers do not use conditioning regimens. SCID patients who undergo unconditioned HCT have relatively improved overall survival but often experience incomplete immune reconstitution characterized by inadequate T cell numbers and/or ongoing deficiency of B cell humoral immunity. This issue occurs more frequently in those patients who do not have a human leukocyte antigen-matched donor and who therefore receive T cell depleted haploidentical donor grafts.

Patients who receive full or reduced doses of busulfan conditioning (a DNA damaging drug) tend to engraft well and have full lymphocyte reconstitution. However, due to busulfan’s off-target toxic effects, these patients experience both short- and long-term complications. Since these patients typically receive busulfan as infants, they experience chronic complications such as growth retardation, cognitive defects, craniofacial abnormalities, liver toxicity, seizures and endocrine defects, including infertility, and increased cancer risk.

Pre-clinical Data for Briquilimab for Severe Combined Immunodeficiency Re-Transplantation

The ability of briquilimab to open a human hematopoietic stem cell niche was evaluated in humanized immune deficient mice that were stably engrafted with human hematopoietic grafts at Stanford. Two weeks after a single treatment with 0.3 mg/kg or 1.0 mg/kg of briquilimab, mice showed depletion of human HSCs and progenitor cells (CD45+CD34+c-Kit+) in the bone marrow.

To model human transplantation with a briquilimab-based conditioning regimen, humanized immune deficient mice that had been stably engrafted with human hematopoietic cells underwent a second transplant using conditioning with briquilimab. The second human HSC graft was transduced with a lentiviral vector expressing fluorescent mCitrine to allow assessment of its engraftment. mCitrine-marked second human donor cells were observed in all mice treated with briquilimab, whereas no evidence of second human donor cells were found in unconditioned mice, demonstrating that briquilimab conditioning permitted second donor HSC engraftment.

Clinical Data for Briquilimab for Severe Combined Immunodeficiency Re-Transplantation

We have an ongoing Phase 1/2 dose escalation open label clinical trial to evaluate briquilimab as the sole conditioning agent to achieve HSC engraftment in SCID patients undergoing stem cell re-transplantation. The primary endpoint in Phase 1 is to assess the safety and tolerability of briquilimab as a conditioning agent in SCID patients.  The two primary efficacy endpoints defined in the Phase 2 study are the proportion of patients achieving adequate donor HSC engraftment and the proportion of patients achieving naïve CD4+ T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Secondary endpoints include durability of naïve T cell production, incidence and severity of GvHD, hematopoietic recovery and pharmacokinetic properties of briquilimab. Patients receive a single intravenous infusion of briquilimab on study day 0 in one of four dose cohorts: 0.1 mg/kg, 0.3 mg/kg, 0.6mg/kg or 1.0 mg/kg. Patients will be followed for five years following transplant. This trial is currently open for enrollment at multiple clinical trial sites in the United States.

Other studies have shown that SCID patients who fail to achieve durable donor cell engraftment from a first transplant may not be candidates for a second transplant using current conditioning agents due to the toxicity of the conditioning regimen and fragile nature of most SCID patients. These patients may remain on medically supportive immune therapies such as intravenous immunoglobulin (“IVIG”) or receive an unconditioned “boost” transplant of donor cells which does not lead to sustained production of new immune cells.

We believe briquilimab has enabled immune reconstitution for patients based on naïve CD4+ T-cell levels and has shown clinical benefit in T-B- SCID patients in a re-transplant setting. Patients have shown resolution of chronic infections, independence from or reduction of IVIG therapy and antibody response to vaccine challenge. Through December 31, 2023 in this open label clinical trial, eleven T-B- SCID re-transplant patients have been treated in the ongoing SCID Phase 1/2 study. Seven of the eleven transplanted patients with 1 - 5 years of follow-up have shown engraftment of donor cells and production of functional immune cells. No briquilimab treatment-related serious adverse events (“SAEs”) have been reported through December 31, 2023 in this clinical trial.

The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. In addition, both the FDA and the European Medicines Agency (“EMA”) have granted orphan drug designation to briquilimab for conditioning treatment prior to hematopoietic stem cell transplantation.

Briquilimab in Other Stem Cell Transplant Regimens

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

Currently, patients must receive highly toxic and potentially life-threatening conditioning agents to prepare their bone marrow for transplantation with either donor stem cells or their own gene-edited stem cells. Younger, fitter patients capable of surviving these toxic side effects are typically given myeloablative, or high-intensity, conditioning whereas older or less fit patients are typically given reduced intensity, but still toxic, conditioning which can lead to less effective transplants. These toxicities include a range of acute and chronic effects to the gastrointestinal tract, kidneys, liver, lung and endocrine and neurologic tissues. Depending upon the conditioning regimen, fitness of the patient, and compatibility between the donor and recipient, the risk of transplant-related mortality ranges from 10% to more than 50% in older patients. Less toxic ways to condition patients have been developed to enable transplant for older patients or those with major comorbidities, but these regimens risk less potent disease elimination and higher rates of disease relapse. Even though stem cell therapy can be one of the most powerful forms of disease cure, these limitations of non-targeted conditioning regimens have seen little innovation over the past decade. We believe that novel targeting approaches to stem cell conditioning have the potential to reduce toxicities associated with current regimens and expand the use of allogeneic and gene modified transplants in multiple diseases.

Briquilimab for Fanconi Anemia Patients Undergoing Stem Cell Transplantation

FA is a rare but serious blood disorder that prevents bone marrow from making sufficient new red blood cells. It can also cause the bone marrow to make abnormal blood cells. FA typically presents at birth or early in childhood between five and ten years of age. Ultimately, it can lead to serious complications, including bone marrow failure, severe aplastic anemia and cancers such as AML and MDS. Treatment may include blood transfusions or medicine to create more red blood cells, but HCT is the only cure. Briquilimab as a conditioning agent for FA patients undergoing stem cell transplantation is being evaluated in a clinical trial collaboration with Stanford. Stanford has reported data for the first five patients, showing 100% donor myeloid chimerism in the first four patients with available bone marrow chimerism data. Additional enrollment is ongoing.

Briquilimab for Sickle Cell Disease Patients Undergoing Stem Cell Transplantation

SCD is an inherited blood disorder that affects the hemoglobin protein in red blood cells that delivers oxygen to tissues and organs. Approximately 300,000 infants are born with SCD annually worldwide, and the number of cases is expected to significantly increase. Currently, HCT is the only cure available for SCD. Allogeneic transplants as well as new autologous gene-edited transplants both currently rely on myeloablative conditioning with either busulfan or melphalan. We believe briquilimab could be a significant advance for patients, replacing these current agents which are known to be genotoxic and associated with limited efficacy and serious adverse effects, including veno-occlusive disease, infertility and secondary malignancies. Briquilimab as a conditioning agent for SCD patients undergoing stem cell transplantation is currently being evaluated in a clinical trial collaboration with the National Heart, Lung, and Blood Institute (“NHLBI”). The NHLBI has reported data for the first three patients in this study, showing 100% donor myeloid chimerism at 30 days and increased levels of hemoglobin versus pre-transplant baseline. Additional enrollment is ongoing.

Briquilimab for Chronic Granulomatous Disease Patients Undergoing Stem Cell Transplantation

CGD is a rare, inherited disease of the immune system that develops in infancy or early childhood and results in severe and sometimes life-threatening infections. Allogeneic hematopoietic stem cell transplant is a proven cure for CGD. However, its use is limited because of the associated serious adverse effects and limited efficacy of current conditioning agents used to deplete stem cells in preparation for transplantation. Briquilimab for CGD patients will be evaluated in a clinical trial in collaboration with the National Institute of Allergy and Infectious Diseases. Enrollment in this study is ongoing.

Briquilimab for GATA-2 MDS Patients Undergoing Stem Cell Transplantation

GATA-2 MDS is a type of MDS characterized by mutations in the GATA-2 gene resulting in complex phenotypes including increased risk of infection, deficiencies of immune cells such as B- and NK-cells and overall poor prognosis. Allogeneic stem cell transplant may be used to cure these patients; however, the use of current conditioning agents can be difficult due to the fragile health status of these patients. Briquilimab-based conditioning for GATA-2 MDS patients will be evaluated in a clinical trial in collaboration with the National Cancer Institute (“NCI”). Enrollment in this study is ongoing.

Briquilimab for Acute Myeloid Leukemia and Myelodysplastic Syndrome

We have completed an open label Phase 1 clinical trial to evaluate the safety and tolerability of briquilimab conditioning, in combination with low dose radiation (200-300 cGy) and fludarabine, in patients with AML or MDS undergoing blood stem cell transplantation. At clinical trial entry for the dose finding portion, all patients were transplant eligible but most still had evidence of measurable residual disease (MRD positive) as detected by cytogenetics, flow cytometry or next-generation sequencing. The primary endpoints are to evaluate the safety, tolerability and pharmacokinetic parameters of briquilimab. Secondary endpoints include depletion of host HSCs, donor engraftment, donor chimerism, MRD clearance, non-relapse mortality, event-free survival and overall survival.

31 MDS/AML patients were enrolled. All patients demonstrated a reduction of neutrophil counts (“ANC”) below 500/uL following a single infusion of briquilimab (0.6 mg/kg) in combination with 200-300 cGy total body irradiation and three days of 30 mg /m2/day fludarabine. Neutrophils are the most common type of white blood cell and are the first cells to engraft. Following transplant, all patients showed successful donor engraftment as evidenced by a recovery of neutrophil counts exceeding 500/uL in 13-24 days.

No briquilimab-related SAEs have been reported in this trial, including no cases of oral mucositis, and no cases of veno-occlusive disease. Among the 31 patients enrolled, there have been four cases of grade 2 acute GvHD, one case of late onset grade 3 GvHD, four cases of mild chronic GvHD and four cases of moderate chronic GvHD. SAEs have been reported in twenty patients, including infections, cardiovascular events, disease progression or relapse and secondary graft failure, which is loss of a previously functioning graft. None were related to treatment as determined by the investigator.

While promising data has been generated to date in FA, SCD, CGD, GATA-2 MDS and AML/MDS, we do not currently plan to pursue additional clinical development in these indications without a partner. We will continue to work with the FDA, the transplant community and potential partners to explore development pathways and ensure briquilimab remains ready for continued development in these indications.

Our Strategy

Our goal is to develop and commercialize briquilimab as a safe and efficacious therapeutic to address the significant unmet medical need for patients suffering from mast cell driven diseases such as CSU and CIndU. As part of our strategy, we aim to:

Build a leading biotechnology company to enable cures via immune modulation. We are bringing together a team of biotech veterans, leading academic institutions and a strong syndicate of healthcare-focused investors to achieve our vision of developing and commercializing therapeutics with a focus on mast cell driven diseases.

Advance the development of briquilimab as a chronic therapeutic targeted primarily at mast cell driven diseases. We are focused on developing briquilimab as a repeat dose therapy for disorders of mast cells, including CSU, CIndU and additional mast cell driven indications currently under pre-clinical evaluation utilizing our proprietary Jasper Mouse.

Continue to evaluate briquilimab as a novel, targeted pre-transplant conditioning agent enabling more efficacious and safer HCT as well as a therapeutics in LR-MDS. We are continuing ongoing programs evaluating briquilimab in the field of HCT to address effective and safe pre-transplant conditioning in hematologic monogenic and malignant disorders. We are also continuing our ongoing clinical study of briquilimab as a treatment for patients with LR-MDS.

Commercialize our product candidates to expand the use of effective and safe mast cell therapies for patients and physicians in our target markets. If approved, we plan to bring our product candidates to the American, European and Japanese markets, focusing on the top physicians and accredited transplant centers and hospital-based prescribers who administer the majority of mast cell therapies.

Form and strengthen strategic collaborations with leading industry and academic organizations to further develop our pipeline, unlock the commercial potential of our portfolio and provide enabling technologies for collaborators. We intend to continue collaborations with our existing partners and enter new strategic partnerships to develop additional candidates, generate evidence, and commercialize new products in the field of mast cell therapies.

Agreements with Amgen

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for briquilimab (formerly AMG-191 and JSP191) in all indications and territories worldwide, which also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (“ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or HSCs (c-kit)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize briquilimab in all indications, including stem cell transplants. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

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

In-licensed Amgen Portfolio

We have exclusively licensed a patent family from Amgen applicable to our clinical development programs that contain patents and applications directed to humanized c-kit antibody. As of February 26, 2024, this patent portfolio includes three issued U.S. patents and one European patent, as well as granted patents in Australia, Canada, Japan, and Mexico, and pending patent applications in Europe and Hong Kong. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

In-licensed Stanford Portfolio

We have an exclusive license in the field of use of briquilimab for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated to a patent family from Stanford University applicable to targeted conditioning that contains patents and applications directed to immunodepletion of endogenous stem cell niche prior to hematopoietic stem cell transplantation. As of February 26, 2024, this patent portfolio includes two issued U.S. patents and two European patents, as well as pending U.S., European, and Hong Kong patent applications. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

Jasper Portfolio

As of February 26, 2024, we own nine patent families directed to compositions and/or methods for hematopoietic stem cell transplantation, one patent family directed to other methods of treating certain hematopoietic malignancies, three patent families directed to treating mast cell-driven disease, and one patent family directed to therapeutic efficacy testing models. These patent families include six pending U.S. provisional applications, two pending U.S. utility applications, eight PCT applications, and applications pending in Europe, and certain other jurisdictions. Any patents that grant from these applications would be expected to expire in 2042 to 2044, absent any applicable patent term extensions.

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

We are aware of competing products and adjacent therapies, not limited to small molecules, biologics and cell therapies, that address the same domain of conditions we are targeting. The following list of competitors indicate companies that are directly competing with our product candidate.

Competitors for our briquilimab c-Kit targeted therapeutic program include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to c-Kit that is being studied in mast cell diseases;

●	Acelyrin, Inc., which is developing an antibody to c-Kit for mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to c-Kit for mast cell diseases;

●	Allakos, Inc., which is developing an antibody to Siglec-6 for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Escient Pharmaceuticals, Inc., which is developing a small molecule antagonist of MRGPRX2 in mast cell driven diseases; and

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

Research and Development

We invest significantly in our research and development efforts, to discover and validate therapeutics while improving our processes and approach to drug making. We strive to progress candidates that can address unmet or underserved clinical needs and favor programs with well-validated targets and defined regulatory approval paths. Our R&D team has played key roles in discovering and developing a number of promising candidates over the past 20 plus years while at Jasper, and while at Alexion, Amgen, Arcus, AstraZeneca, Bayer, BeiGene, Bristol-Myers Squibb, Genentech, Gilead, Johnson & Johnson, Portola, and others. They have leveraged experience, insights and capabilities to optimize development, along with fostering collaboration with external partners to innovate and expand into potential additional indications. Our current development-stage portfolio consists of briquilimab in mast and stem cell diseases.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”) or Independent Data Safety Monitoring Committee (“IDMC”). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB or IDMC has access.

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

Employees and Human Capital

As of December 31, 2023, we employed 45 full-time employees. The 45 full-time employees were engaged in research and development, operations, finance, and business development. Seven employees held Ph.D. degrees and three held an M.D. degree. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

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

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Jasper. We maintain an Internet website at www.jaspertherapeutics.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

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

●	Risks Related to Our Financial Position and Need for Additional Capital, including, among others, that:

●	We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

●	We will need substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

●	Risks Related to Discovery, Development, Manufacturing and Commercialization, including, among others, that:

●	We are substantially dependent on the success of our most advanced product candidate, briquilimab. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including briquilimab, in a timely manner or at all, our business will be harmed.

●	We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

●	If any of our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidate, limit our commercial potential or result in significant negative consequences following any potential marketing approval.

●	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials, and such results do not guarantee approval of a product candidate by regulatory authorities. In addition, our clinical trials to date have been limited in scope, and results received to date may not be replicated in expanded or additional future clinical trials.

●	We have never obtained regulatory approval for a drug, may never receive regulatory approval for any of our product candidates, and may therefore never generate revenues from product sales.

●	We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

●	Risks Related to Regulatory Review, including, among others, that:

●	If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

●	Risks Related to Our Relationships with Third Parties, including, among others, that:

●	We rely on third parties to conduct our preclinical and clinical trials and will rely on them to perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

●	We currently rely on a single manufacturer for our clinical supply of our product candidates. In the event of a loss of this manufacturer, or a failure by such manufacturer to comply with FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all. In addition, third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of our current or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

●	Risks Related to Our Intellectual Property, including, among others, that:

●	We are highly dependent on intellectual property licensed from third parties, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

●	Our commercial success depends on our ability to obtain, maintain and protect our intellectual property and proprietary technology.

●	Risks Related to Ownership of Our Common Stock and Warrants, including, among others, that:

●	We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the years ended December 31, 2023 and 2022, we reported net losses of $64.5 million and $37.7 million, respectively. For the years ended December 31, 2023 and 2022, we reported negative operating cash flows of $52.1 million and $45.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $169.6 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of December 31, 2023, our cash and cash equivalents were $86.9 million and we had an accumulated deficit of $169.6 million. Although we raised total estimated net proceeds of $47.2 million in February 2024 in connection with the issuance and sale of 3,900,000 shares of our common stock in an underwritten offering, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the costs of continuing to build our technology platform for use in developing our product candidates;

●	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination with briquilimab and other product candidates we may develop;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;

●	the number and characteristics of product candidates that we develop or may in-license;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medical Agency (the “EMA”) and other comparable foreign regulatory authorities;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs of operating as a public company.

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus with the SEC in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the Shelf Registration Statement and the ATM Prospectus as of December 31, 2023. In February 2024, we issued and sold 3,900,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration Statement for an estimated net proceeds of $47.2 million pursuant an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein.

As of February 26, 2024, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of December 31, 2023 together with the cash proceeds received upon the closing of the underwritten offering in February 2024, will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Annual Report on Form 10-K.  However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We are a clinical stage company. We were founded and commenced operations in March 2018. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying potential product candidates and undertaking preclinical studies and clinical trials. Although we have initiated clinical trials for briquilimab, we have not yet demonstrated an ability to successfully complete clinical trials of our product candidates; obtained marketing approvals; manufactured a commercial-scale medicine or therapy, or arranged for a third party to do so on our behalf; or conducted sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of December 31, 2023 , together with the cash proceeds received upon the closing of the underwritten offering in February 2024, will be sufficient to fund our operating plan for at least twelve months from the issuance date of our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

As of December 31, 2023, we had net operating loss carryforwards for federal income tax purposes of $91.3 million that can be carried forward indefinitely. As of December 31, 2023, we had net operating loss carryforwards for state income tax purposes of $131.9 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021; however, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2023.

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

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.

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

The success of our product candidates will depend on several factors, including the following:

●	the acceptance of individual investigational review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of briquilimab and their overall general agreement with the use of briquilimab in the intended patient population in the intended manner;

●	the initiation and successful patient enrollment and completion of additional clinical trials of briquilimab in CSU, CIndU, and LR-MDS on a timely basis;

●	the frequency and severity of adverse events in the clinical trials;

●	the successful and timely completion of our ongoing Phase 1/2 clinical trial of briquilimab as a conditioning agent for SCID patients undergoing re-transplantation;

●	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of briquilimab both in the United States and internationally;

●	successful completion of toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;

●	successful completion of clinical trials, under the FDA’s current Good Clinical Practices (“cGCPs”) and the FDA’s current Good Laboratory Practices;

●	effective investigational new drug (“IND”) applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	the results of clinical trials conducted by third parties in hematopoietic cell transplant (“HCT”) if such trials result in changes to the standard of care for HCT or otherwise cause us to change our clinical trial protocols;

●	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

●	the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of briquilimab;

●	the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of briquilimab, if it is approved;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors;

●	our ability to obtain coverage and adequate reimbursement from third-party payors for our products, and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	our ability to compete with other treatments.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize additional product candidates based on, or complementary with, our technology platform. We are currently enrolling patients in Phase 1b/2a trial evaluating briquilimab in patients with CSU, a Phase 1 trial evaluating briquilimab as a second-line therapy in subjects with LR-MDS, and a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients. We are also in the process of initiating a study of briquilimab in patients with CIndU as well as other product development programs that are still in the research or preclinical stage of development. Our research programs may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

Undesirable side effects or adverse events caused by briquilimab or other therapeutics we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims.

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

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to continue clinical trials for briquilimab or any other product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates may be delayed.

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

The development and commercialization of new drug and biologic products is highly competitive. Moreover, the biotechnology field generally is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to briquilimab and any other product candidates that we develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Competitors of briquilimab include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to c-Kit that is being studied in mast cell diseases;

●	Acelyrin, Inc., which is developing an antibody to c-Kit for mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to c-Kit for mast cell diseases;

●	Allakos, Inc., which is developing an antibody to Siglec-6 for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Escient Pharmaceuticals, Inc., which is developing a small molecule antagonist of MRGPRX2 in mast cell driven diseases; and

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

From time to time, we may publish interim top-line or preliminary results from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. In particular, we have announced, and may in the future announce, interim results from our ongoing clinical trials of briquilimab. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. Increased cases associated with a COVID-19 variant led the FDA to again pause inspections, although the FDA announced in February 2022 that it would resume routine domestic surveillance inspections and that it would proceed with certain foreign surveillance inspections where country conditions permit. If another government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, we rely on our worldwide exclusive license agreement with Amgen Inc., whereby we license a patent portfolio from Amgen Inc. applicable to our targeted conditioning program that contains patent families directed to humanized c-kit antibody. We also rely on our license agreement with Stanford, whereby we license a patent portfolio applicable to our targeted conditioning program that contains patent families directed to immunodepletion of endogenous stem cell niche for engraftment.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, took effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended by the California Privacy Rights Act) is in full effect, while enforcement by California’s dedicated privacy enforcement agency began in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. For example, Utah, Colorado, and Connecticut passed similar laws which took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas also adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to continue developing and to identify and develop new or next-generation product candidates will be impaired, which could result in delays in the development process, loss of market opportunities, make us less competitive and have a material adverse effect on our business, financial condition and results of operations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. In addition, we may experience employee turnover either as a result of the ongoing “great resignation” occurring throughout the U.S. economy or as a result of return to work policies or transitions away from remote work, which have impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2023, we had 45 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We have experienced cybersecurity incidents and expect that we will continue to be subject to cybersecurity attacks in the future. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2023 to December 31, 2023, our closing stock price ranged from $4.24 to $27.40 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of December 31, 2023, our directors and executive officers and their affiliates beneficially owned approximately 28.1% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

On October 18, 2023, we received written notice from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), had been provided with an initial period of 180 calendar days, or until April 15, 2024, to regain compliance. On January 3, 2024, we filed a Certificate of Second Amendment to our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Split”) of our voting common stock. The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on January 4, 2024. The Reverse Stock Split was intended for us to regain compliance with the minimum bid price requirement of $1.00 per share of our common stock for continued listing on the Nasdaq Capital Market. On January 19, 2024, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days from January 4, 2024 through January 18, 2024.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of December 31, 2023, 119,014 shares and 111,958 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, on January 1 of each year through and including January 1, 2031. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of December 31, 2023, 95,685 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of December 31, 2023, options to purchase an aggregate of 1,040,875 shares of our common stock and no restricted stock units were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination, certain of our stockholders can demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We filed a registration statement on October 18, 2021, which was first amended on March 29, 2022 and further amended on October 7, 2022, in order to satisfy the foregoing obligations and we have currently registered for resale an aggregate of 3,601,936 shares of our common stock, including up to 499,986 shares of our common stock issuable upon exercise of our outstanding warrants. The registration of these securities permits the public sale of such securities, subject to certain contractual restrictions on transfer imposed by the Amended and Restated Registration Rights Agreement and the Business Combination Agreement, which contractual restrictions on transfer terminated on March 23, 2022. The presence of these additional shares of our common stock trading in the public market may have an adverse effect on the market price of our securities.

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

Our Certificate of Incorporation contains provisions that could delay or prevent a change of control of us or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of our board of directors will be elected at one time;

●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairperson of our board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our Certificate of Incorporation; and

●	the authority of our board of directors to issue preferred stock on terms determined by our board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of our common stock.

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

Outstanding warrants to purchase an aggregate of 499,986 shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of December 31, 2023, 4,999,863 Public Warrants to purchase an aggregate of 499,986 shares of our common stock were outstanding. The exercise price of these Public Warrants is $115.00 per share for every ten Public Warrants. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant, provided that the last reported sales price of our common stock equals or exceeds $180.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrantholders. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants; or (iii) accept the nominal redemption price that, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, we may redeem your Public Warrants at any time after they become exercisable and prior to their expiration at a price of $1.00 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Public Warrants prior to redemption for a number of our common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Information Security team manages our Information Security Program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We evaluate cybersecurity risk on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and our Board of Directors (the “Board”), as described below under the sub-heading "Governance."

To proactively manage cybersecurity risk in our organization, our management team has instituted an Information Technology Security Policy that is available to all employees through our Quality Management System. We also conduct regular cybersecurity awareness and training campaigns for existing employees. Internal and external stakeholders can access Jasper’s Information Technology helpdesk 24/7 online or by phone, to report any security incidents for escalation.

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain a cyber incident response plan with formalized workflows and playbooks. We conduct simulation exercises involving employees at various levels of the organization. We also periodically engage external partners to conduct annual audits of our systems and test our Information Technology infrastructure. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Information Security team identifies, and addresses known cybersecurity threats and incidents at third-party service providers on a continuous basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

Our risks associated with cybersecurity threats are set forth under “Risk Factors” in Part I, Item 1A in this report. Except as set forth therein, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Governance

The Board, in coordination with the Audit Committee of the Board (the “Audit Committee”), oversees our risk management program, including the management of cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Audit Committee discuss our approach to overseeing cybersecurity threats with our CFO and other members of senior management. Our CEO, CFO and other members of our senior management collectively have several decades of experience managing risk at our company or similar companies and assessing cybersecurity threats.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Capital Market under the symbols “JSPR” and “JSPRW,” respectively. As of February 26, 2024, there were 15 holders of record of our common stock and 1 holder of record of our Public Warrants.

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

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”) and Chronic Inducible Urticaria (“CIndU”). We also have ongoing programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”), and stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells from skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we have commenced a Phase 1b/2a clinical study in CSU, are commencing a Phase 1b/2a clinical study in CIndU and are evaluating the potential for briquilimab in other mast cell driven diseases.

We also believe that utilizing briquilimab to block SCF binding and signaling can result in the depletion of diseased hematopoietic stem cells (“HSCs”) from the bone marrow in certain hematologic malignancies such as myelodysplastic syndrome (“MDS”), and as a result, we are currently enrolling a Phase 1 trial evaluating briquilimab as a second-line therapy in patients with LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we are currently conducting a Phase 1/2 clinical trial. Briquilimab is also being studied by our academic and institutional partners, Stanford University and the National Institutes of Health, in other transplant settings, including Fanconi Anemia (“FA”), sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type MDS.

We intend to become a fully integrated discovery, development and commercial company in the field of mast cell therapeutics. We are developing our product candidates to be used individually or, in some cases, in combination with other therapeutics. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to broaden our pipeline with additional mast cell indications and next-generation products by leveraging our research organization.

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford University for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of HSCs.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the years ended December 31, 2023 and 2022, we incurred net losses of $64.5 million and $37.7 million, respectively. We generated negative operating cash flows of $52.1 million and $45.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $169.6 million.

We had cash and cash equivalents of $86.9 million as of December 31, 2023. In February 2024, we sold 3,900,000 shares of our common stock in an underwritten offering for estimated net proceeds of $47.2 million. We expect that our existing cash and cash equivalents, together with the cash received from the underwritten offering in February 2024, will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Annual Report on Form 10-K. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Business Impact of the Geopolitical and Macroeconomic Factors

We are unable to predict the effect that geopolitical and macroeconomic factors, including inflation, supply chain issues, rising interest rates, future bank failures, increased geopolitical tensions between the U.S. and China and the impact of the Russia-Ukraine conflict and the Israel-Hamas war, may have on our operations. To the extent that geopolitical and macroeconomic factors adversely affect our business prospects, financial condition, and results of operations, they may also have the effect of exacerbating many of the other risks described or referenced in the section titled “Risk Factors” in this Annual Report on Form 10-K such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

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

Our future research and development costs may vary significantly based on factors, such as:

●	the scope, rate of progress, expense and results of our discovery and preclinical development activities;

●	the costs and timing of our chemistry, manufacturing and controls activities, including fulfilling cGMP-related standards and compliance, and identifying and qualifying suppliers;

●	per patient clinical trial costs;

●	the number of trials required for approval;

●	the number of sites included in our clinical trials;

●	the countries in which the trials are conducted;

●	delays in adding a sufficient number of trial sites and recruiting suitable patients to participate in our clinical trials;

●	the number of patients that participate in the trials;

●	the number of doses that patients receive;

●	patient drop-out or discontinuation rates;

●	potential additional safety monitoring requested by regulatory agencies;

●	the duration of patient participation in the trials and follow up;

●	the cost and timing of manufacturing our product candidates;

●	the phase of development of our product candidates;

●	the efficacy and safety profile of our product candidates;

●	the timing, receipt, and terms of any approvals from applicable regulatory authorities, including the FDA and non-U.S. regulators;
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates;

●	significant and changing government regulation and regulatory guidance;

●	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

●	the extent to which we establish additional strategic collaborations or other arrangements; and

●	the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of geopolitical and macroeconomic trends.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency transactions gains and losses, interest income, changes in the fair value of common stock warrant liability and earnout liability. These financial instruments were classified as liabilities in our consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired. In January 2023, all outstanding common stock warrants met equity classification and are no longer remeasured. As of December 31, 2023, the fair value of the earnout out liability was minimal due to the price of our common stock relative to the price that would trigger a release of the earnout shares.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
Operating expenses
Research and development	$51,785	$34,627	$17,158	50
General and administrative	17,076	16,569	507	3
Total operating expenses	68,861	51,196	17,665	35
Loss from operations	(68,861)	(51,196)	(17,665)	35
Interest income	5,199	701	4,498	642
Change in fair value of earnout liability	18	5,725	(5,707)	(100)
Change in fair value of common stock warrant liability	(575)	7,200	(7,775)	(108)
Other income (expense), net	(246)	(115)	(131)	114
Total other income, net	4,396	13,511	(9,115)	(67)
Net loss and comprehensive loss	$(64,465)	$(37,685)	$(26,780)	71

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,		Change	Change
	2023	2022	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$30,116	$13,817	$16,299	118
Consulting costs	4,516	4,639	(123)	(3)
Other research and development costs, including laboratory materials and supplies	2,723	3,322	(599)	(18)
Total external costs	37,355	21,778	15,577	72

Internal costs:
Personnel-related costs	9,866	8,326	1,540	18
Facilities and overhead costs	4,564	4,523	41	1
Total internal costs	14,430	12,849	1,581	12
Total research and development expense:	$51,785	$34,627	$17,158	50

Research and development expenses increased by $17.2 million, from $34.6 million for the year ended December 31, 2022 to $51.8 million for the year ended December 31, 2023, mainly due to progression of our clinical trials, product development activities and the hiring of additional personnel.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses increased by $16.3 million, from $13.8 million for the year ended December 31, 2022 to $30.1 million for the year ended December 31, 2023. The increase is primarily due to a $14.0 million increase in manufacturing expenses and a $2.6 million increase in CRO expenses, partially offset by a $0.2 million decrease in expenses related to pre-clinical studies, and a $0.2 million decrease in other third-party research and development expenses. Expenses related to professional consulting services decreased by $0.1 million, from $4.6 million for the year ended December 31, 2022 to $4.5 million for the year ended December 31, 2023. Other external research and development costs decreased by $0.6 million from $3.3 million for the year ended December 31, 2022 to $2.7 million for the year ended December 31, 2023 due to decreases in purchases of laboratory materials, supplies and services and other miscellaneous costs.

Our external costs by program for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Briquilimab platform	$25,698	$11,358
MDS/AML clinical trial	3,955	4,725
SCID clinical trial	2,917	2,566
Chronic Urticarias	3,557	—
Other	1,228	3,129
Total external costs	$37,355	$21,778

Personnel-related costs, including employee payroll and related expenses increased by $1.5 million, from $8.3 million for the year ended December 31, 2022 to $9.9 million for the year ended December 31, 2023, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses increased by $0.2 million, from $1.4 million for the year ended December 31, 2022 to $1.6 million for the year ended December 31, 2023. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development and were steady during the year ended December 31, 2023 compared to year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, from $16.6 million for the year ended December 31, 2022 to $17.1 million for the year ended December 31, 2023. Employee payroll and related expenses increased by $2.3 million, from $5.2 million for the year ended December 31, 2022 to $7.5 million for the year ended December 31, 2023, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $3.6 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. Expenses related to professional consulting services decreased by $1.5 million, from $8.3 million for the year ended December 31, 2022 to $6.8 million for the year ended December 31, 2023 as we hired more internal employees for our administrative functions. Rent expenses decreased by $0.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, decreased by $0.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily related to decreased insurance expenses.

Total Other Income, Net

Total other income, net decreased by $9.1 million, from $13.5 million net income for the year ended December 31, 2022 to $4.4 million net income for the year ended December 31, 2023.

Interest income increased by $4.5 million, from $0.7 million for the year ended December 31, 2022 to $5.2 million for the year ended December 31, 2023, primarily due to higher cash balances invested in money market funds and higher interest rates.

We recognized $0.6 million of other expense and $7.2 million of other income related to the change in the fair value of the common stock warrants for the years ended December 31, 2023 and 2022, respectively. These warrants are publicly traded, were classified as liabilities and were remeasured at fair value, which was the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Our earnout liability relates to the Sponsor Earnout Shares placed in escrow upon the closing of the Business Combination in September 2021. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. Refer to Note 7 in our consolidated financial statements included in Part II Item 8 in this Annual Report on Form 10-K for additional details. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock and the expected term when shares will be released. We recognized less than $0.1 million and $5.7 million of other income related to the decrease in the fair value of the earnout liability for the years ended December 31, 2023 and 2022, respectively, mainly due to the decrease in our common stock price during the respective periods.

Other expense, net is comprised of foreign currency transactions gains and losses and was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had $86.9 million of cash and cash equivalents. On February 8, 2024, we closed an underwritten offering and issued 3,900,000 shares of common stock for estimated net proceeds of $47.2 million.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As of December 31, 2023, there have been no sales pursuant to the ATM Prospectus.

In February 2024, we closed an underwritten offering that was conducted off the S-3 and issued 3,900,000 shares of common stock for estimated net proceeds of $47.2 million.

As of February 26, 2023, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2023, we had an accumulated deficit of $169.6 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least the twelve months from the date of filing of this Annual Report on Form 10-K. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and do not have any non-cancellable obligations under these agreements as of December 31, 2023.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of December 31, 2023, our rent commitments under the lease agreement are $1.2 million within the next 12 months from December 31, 2023, and $1.9 million for the remainder of the lease term.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab. As consideration for the services performed by Stanford under this sponsored research agreement, we agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including FDA filings and patient enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and we paid $0.3 million in March 2022. The third milestone in the amount of $0.3 million was achieved in July 2023 and was recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement. In July 2023, we entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2023, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(52,067)	$(45,858)
Net cash used in investing activities	(267)	(576)
Net cash provided by financing activities	100,971	55
Net increase (decrease) in cash and cash equivalents and restricted cash	$48,637	$(46,379)

Cash Flows from Operating Activities

Net cash used in operating activities was $52.1 million and $45.9 million for the years ended December 31, 2023 and 2022, respectively.

Cash used in operating activities in the year ended December 31, 2023 was primarily due to our net loss for the period of $64.5 million, adjusted by non-cash net loss of $7.3 million and a net change of $5.1 million in our net operating assets and liabilities. The non-cash amounts consisted of $5.2 million related to stock-based compensation expense, $1.1 million related to depreciation and amortization expense, $0.6 million net loss related to the changes in the fair value of the common stock warrant liability and the earnout liability, and $0.4 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.8 million in accrued expenses and other current liabilities, an increase of $2.4 million in accounts payable, a decrease of $0.7 million in other receivables and a decrease of $0.8 million in prepaid expenses and other current assets, offset by a decrease of $0.9 million in operating lease liability, an increase of $0.6 million in other non-current assets, and a decrease of $0.1 million in other non-current liabilities.

 Cash used in operating activities in the year ended December 31, 2022 was primarily due to our net loss for the period of $37.7 million, adjusted by non-cash net gain of $7.5 million and a net change of $0.6 million in our net operating assets and liabilities. The non-cash amounts consisted of $12.9 million net gain related to the changes in fair value of the common stock warrant liability and the earnout liability, reduced by non-cash expenses, which included $4.1 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization expense and $0.3 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $2.2 million in accounts payable, an increase of $0.7 million in other receivables, and a decrease of $0.6 million in operating lease liability, partially offset by an increase of $1.7 million in other non-current liabilities, an increase of $0.8 million in accrued expenses and other current liabilities and a decrease of $0.3 million in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities was $0.3 million for the year ended December 31, 2023, which consisted of purchases of lab equipment and $0.6 million for the year ended December 31, 2022, which consisted of purchases of furniture and fixtures, lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $101.0 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM Offering of $101.5 million, cash received from the exercise of stock options of $0.4 million and cash received from the issuance of common stock upon employee stock purchase plan purchases of $0.1 million, partially offset by taxes withheld and paid related to net settlement of equity awards of $1.0 million.

Cash provided by financing activities for the year ended December 31, 2022 was $0.1 million, which primarily consisted of cash received from the exercise of stock options and the purchase of shares under our employee stock purchase plan.

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

We recorded stock-based compensation expense of $5.2 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $9.4 million of total unrecognized compensation expense, which we expect to recognize over a remaining weighted-average period of 2.83 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company.” Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $86.9 million as of December 31, 2023, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no outstanding debt as of December 31, 2023. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

Foreign Currency Exchange Risk

All of our employees are currently located in the United States; however, we do utilize certain vendors outside of the United States for our manufacturing of drug substances and clinical supplies. As such, our expenses are denominated in both U.S. dollars and foreign currencies. Therefore, our operations are and will continue to be subject to fluctuations in foreign currency exchange rates. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JASPER THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jasper Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jasper Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2024

We have served as the Company’s auditor since 2021.

JASPER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,887	$38,250
Other receivables	—	663
Prepaid expenses and other current assets	2,051	2,818
Total current assets	88,938	41,731
Property and equipment, net	2,727	3,568
Operating lease right-of-use assets	1,467	1,886
Restricted cash	417	417
Other non-current assets	1,343	759
Total assets	$94,892	$48,361
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,149	$1,768
Current portion of operating lease liabilities	972	865
Accrued expenses and other current liabilities	7,253	4,432
Total current liabilities	12,374	7,065
Non-current portion of operating lease liabilities	1,814	2,786
Common stock warrant liability	—	150
Earnout liability	—	18
Other non-current liabilities	2,264	2,353
Total liabilities	16,452	12,372

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at December 31, 2023 and 2022; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at December 31, 2023 and 2022, respectively; 11,163,896 and 3,804,427 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	—
Additional paid-in capital	248,039	141,124
Accumulated deficit	(169,600)	(105,135)
Total stockholders’ equity	78,440	35,989
Total liabilities and stockholders’ equity	$94,892	$48,361

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses
Research and development	$51,785	$34,627
General and administrative	17,076	16,569
Total operating expenses	68,861	51,196
Loss from operations	(68,861)	(51,196)
Interest income	5,199	701
Change in fair value of earnout liability	18	5,725
Change in fair value of common stock warrant liability	(575)	7,200
Other income (expense), net	(246)	(115)
Total other income, net	4,396	13,511
Net loss and comprehensive loss	$(64,465)	$(37,685)
Net loss per share attributable to common stockholders, basic and diluted	$(6.18)	$(10.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,439,034	3,648,140

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	3,785,383	$—	$136,968	$(67,450)	$69,518
Issuance of common stock upon exercise of stock options	3,727	—	27	—	27
Issuance of common stock upon exercise of common stock warrants	2	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	5,942	—	28	—	28
Settlement of restricted stock units	9,373	—	—	—	—
Vesting of founders’ restricted stock	—	—	10	—	10
Stock-based compensation expense	—	—	4,091	—	4,091
Net loss	—	—	—	(37,685)	(37,685)
Balance as of December 31, 2022	3,804,427	—	141,124	(105,135)	35,989
Issuance of common stock upon exercise of stock options	54,580	—	388	—	388
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $6.6 million	6,900,000	1	96,969	—	96,970
Issuance of common stock through ATM offering, net of commissions and offering expenses of $0.1 million	233,747	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity (Note 7)	—	—	725	—	725
Settlement of restricted stock units	238,605	—	—	—	—
Shares withheld for taxes	(80,462)	—	(960)	—	(960)
Issuance of common stock pursuant to Employee Stock Purchase Plan	12,999	—	64	—	64
Vesting of founders’ restricted stock	—	—	9	—	9
Stock-based compensation expense	—	—	5,211	—	5,211
Net loss	—	—	—	(64,465)	(64,465)
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(64,465)	$(37,685)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,108	975
Non-cash lease expense	419	335
Stock-based compensation expense	5,211	4,091
Change in fair value of common stock warrant liability	575	(7,200)
Change in fair value of earnout liability	(18)	(5,725)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	767	312
Other receivables	663	(663)
Other non-current assets	(584)	(114)
Accounts payable	2,381	(2,151)
Accrued expenses and other current liabilities	2,821	836
Operating lease liability	(865)	(589)
Other non-current liabilities	(80)	1,720
Net cash used in operating activities	(52,067)	(45,858)
Cash flows used in investing activities
Purchases of property and equipment	(267)	(576)
Net cash used in investing activities	(267)	(576)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	101,479	—
Proceeds from exercise of common stock options	388	27
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	64	28
Taxes withheld and paid related to net settlement of equity awards	(960)	—
Net cash provided by financing activities	100,971	55
Net increase (decrease) in cash, cash equivalents and restricted cash	48,637	(46,379)
Cash, cash equivalents and restricted cash at beginning of the year	38,667	85,046
Cash, cash equivalents and restricted cash at end of the year	$87,304	$38,667
Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability into additional paid-in capital	$725	$—
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,074
Non-cash leasehold improvements	$—	$(281)
Letter of credit issued in connection with lease recognition	$—	$72

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria and Chronic Inducible Urticaria. The Company also has ongoing programs in diseases where targeting diseased hematopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome, and stem cell transplant conditioning regimens.

On September 24, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination” or “Reverse Recapitalization” for accounting purposes) pursuant to the terms of the Business Combination Agreement, dated as of May 5, 2021 (the “BCA”), by and among the Company, formerly known as Amplitude Healthcare Acquisition Corporation (“AMHC”), Ample Merger Sub, Inc., a then-wholly-owned subsidiary of AMHC (“Merger Sub”), and the pre-Business Combination Jasper Therapeutics, Inc. (now named Jasper Tx Corp.) (“Old Jasper”). Pursuant to the terms of the BCA, on the Closing Date, (i) Merger Sub merged with and into Old Jasper, with Old Jasper as the surviving company in the Business Combination, and, after giving effect to such Business Combination, Old Jasper became a wholly owned subsidiary of AMHC and changed its name to “Jasper Tx Corp.”, and (ii) AMHC changed its name to “Jasper Therapeutics, Inc.”

The Company is headquartered in Redwood City, California. The Company is a Delaware corporation and was incorporated in March 2018. In September 2021, the Company completed a merger with Amplitude Healthcare Acquisition Corporation (“AMHC”) and became a public company.

Recent Financing

On February 8, 2024, the Company sold 3,900,000 shares of its common stock in an underwritten offering and received estimated net proceeds of $47.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2023 and 2022, the Company incurred net losses of $64.5 million and $37.7 million, respectively. During the years ended December 31, 2023 and 2022, the Company had negative operating cash flows of $52.1 million and $45.9 million, respectively. As of December 31, 2023, the Company had an accumulated deficit of $169.6 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of December 31, 2023, the Company had cash and cash equivalents of $86.9 million. The Company’s management expects that the existing cash and cash equivalents, together with the total estimated net proceeds of $47.2 million from the underwritten offering that closed in February 2024, will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future, and expects to continue needing to do so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

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

The financial statements are consolidated for the years ended December 31, 2023 and 2022, and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

Reverse Stock Split

On January 4, 2024, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock. The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options, common stock warrants and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the consolidated financial statements include but are not limited to, the determination of the accrued research and development expenses, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$86,887	$38,250
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$87,304	$38,667

Cash and cash equivalents consist of cash held in operating accounts and investments in money market funds. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 8).

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, principally property and equipment, whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2023 and 2022.

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

The Company has no finance leases as of December 31, 2023 and 2022.

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

Common Stock Warrant Liability

The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Common Stock Warrants”), all of which were issued in connection with AMHC’s initial public offering and entitle a holder to purchase one share of the Company’s common stock for every ten warrants at an exercise price of $115.00 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Common Stock Warrants are accounted as derivative financial instruments. As long as the Company had shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted as liabilities at fair value. The Common Stock Warrants were subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration. On January 31, 2023, the 91,102 outstanding shares of the Company’s non-voting common stock were converted into 91,102 shares of the Company’s voting common stock per the holder’s request, leaving no shares of non-voting common stock remaining outstanding as of January 31, 2023. Upon conversion of all outstanding shares of non-voting common stock into shares of voting common stock, the Common Stock Warrants met the equity classification guidance and were reclassified to equity at the then-current fair value.

Earnout Liability

At the closing of the Business Combination, the Company recognized the earnout liability related to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Jasper Tx Corp. (as amended, the “Sponsor Support Agreement”), pursuant to which 105,000 shares of common stock that were previously issued to the Sponsor were placed in escrow (the “Earnout Shares”). These shares will be released from escrow upon achieving agreed upon common stock price targets during the specified periods and in three tranches. Refer to Note 7 for additional details. In accordance with Accounting Standards Codification (“ASC”) Topic 815-40, the Earnout Shares are not indexed to the common stock and therefore are accounted as a liability at fair value and subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The Company reassesses the classification of the Earnout Shares as triggering events are met or expire.

Accrued Research and Development Expenses

The Company has entered into various agreements with outsourced vendors, contract manufacturing organizations and clinical research organizations. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance on its deferred tax assets.

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

Comprehensive loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) during the years ended December 31, 2023 and 2022, and therefore, the Company’s comprehensive loss was the same as its reported net loss.

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

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the years ended December 31, 2023 and 2022, the diluted net loss per common share was the same as basic net loss per share of common stock, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the disclosures within our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the disclosures within our consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of December 31, 2023 and 2022.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2023 and 2022.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$85,887	$—	$—	$85,887
Total fair value of assets	$85,887	$—	$—	$85,887

Financial liabilities
Earnout liability	$—	$—	$—	$—
Total fair value of financial liabilities	$—	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$37,250	$—	$—	$37,250
Total fair value of assets	$37,250	$—	$—	$37,250

Financial liabilities
Common stock warrant liability	$150	$—	$—	$150
Earnout liability	—	—	18	18
Total fair value of financial liabilities	$150	$—	$18	$168

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability
Fair Value as of December 31, 2021	$5,743
Change in the fair value included in other income	(5,725)
Fair Value as of December 31, 2022	$18

Fair Value as of December 31, 2022	$18
Change in the fair value included in other income	(18)
Fair Value as of December 31, 2023	$—

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

As of December 31, 2023, the fair value of the earnout liability was minimal. The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$—	Monte Carlo Simulation	Common stock price	$7.9
			Expected term (in years)	0.73
			Expected volatility	94.0%
			Risk-free interest rate	4.92%

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2022:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$18	Monte Carlo Simulation	Common stock price	$4.8
			Expected term (in years)	1.73
			Expected volatility	105.0%
			Risk-free interest rate	4.40%

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$877	$1,362
Research and development prepaid expenses	615	842
Payroll tax credit receivable	250	250
Other prepaid expenses and current assets	244	246
Other	65	118
Total	$2,051	$2,818

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$2,477	$2,477
Lab equipment	1,973	1,706
Office furniture & fixtures	502	502
Computer equipment	145	145
Capitalized software	90	90
Property and equipment, gross	5,187	4,920
Less: accumulated depreciation and amortization	(2,460)	(1,352)
Property and equipment, net	$2,727	$3,568

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $1.1 million and $1.0 million, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	December 31,
	2023	2022
Research and development accrued expenses	$5,169	$2,651
Accrued employee and related compensation expenses	1,767	1,587
Other	317	194
Total	$7,253	$4,432

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	December 31,
	2023	2022
CIRM grant liability	$2,264	$2,264
Restricted stock liability	—	9
Other non-current liabilities	—	80
Total	$2,264	$2,353

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones over the next three years that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through December 31, 2023, of which $0.7 million was received during the year ended December 31, 2023. As of December 31, 2023, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone.

NOTE 6. SIGNIFICANT AGREEMENTS

Amgen License Agreement

In November 2019, the Company entered into a worldwide exclusive license agreement with Amgen Inc. (“Amgen”) for briquilimab (formerly known as AMG-191 and JSP191) that also includes translational science and materials from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Amgen License Agreement”). The Company was assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, under the Investigator Sponsored Research Agreement (the “ISRA”), entered into in June 2013, between Amgen and Stanford, and the Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, the Company exercised its option and entered into a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab (see Stanford License Agreement below).

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

Stanford License Agreement

In March 2021, the Company entered into an exclusive license agreement with Stanford (the “Stanford License Agreement”). In July 2023, the Company entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. The Company received a worldwide, exclusive license, with a right to sublicense, for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 and 2022.

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

As long as the Company continued to have shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted for as liabilities at fair value. In January 2023, a holder converted all of the 91,102 outstanding shares of non-voting common stock into shares of voting common stock and thereafter the Company no longer had any outstanding shares of non-voting common stock. As a result, in January 2023, all outstanding Common Stock Warrants for 499,986 shares of common stock met equity classification criteria and were reclassified to equity at the fair value of $0.7 million at the reclassification date.

The Company recognized a loss of $0.6 million and a gain of $7.2 million for the years ended December 31 2023, and 2022, respectively classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss. The Common Stock Warrants’ fair value was $0.2 million as of December 31, 2022. As of December 31, 2023, the Company has 4,999,863 outstanding Common Stock Warrants to purchase an aggregate of 499,986 shares of common stock and recorded in equity.

Contingent Earnout Liability

Upon the closing of the business combination and pursuant to the Sponsor Support Agreement, the Sponsor agreed to place the 105,000 Earnout Shares into escrow, which will be released as follows: (a) 25,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) is greater than or equal to $115.00, (b) 50,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $150.00 and (c) 30,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $180.00 (the “triggering events”).

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

At each of December 31, 2023 and 2022, the estimated fair value of the earnout liability was less than $0.1 million based on a Monte Carlo simulation model. Assumptions used in the valuations as of December 31, 2023 and 2022 are described in Note 3. No triggering event occurred as of each of December 31, 2023 and 2022. The Company recognized a gain of less than $0.1 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively, classified within change in fair value of earnout liability in the consolidated statements of operations and comprehensive loss.

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

To complete certain leasehold improvements, the lessor agreed to provide the Company a tenant improvement allowance of $1.5 million as well as an option to take an additional allowance of $0.4 million to be repaid over the lease term at an interest rate of 9% per annum, which the Company exercised. The Company recognized the full $1.9 million in leasehold improvements covered by these allowances during the 2021 and 2022 fiscal years. In accordance with the lease agreement, the lessor managed and supervised the construction of the improvements. In exchange for these services, the Company paid the lessor a fee equal to 5% of total construction costs. The leasehold improvements constructed are presented under property and equipment on the Company’s consolidated balance sheets and depreciated on a straight-line basis over the remaining lease term.

The Company also pays variable costs related to its share of operating expenses and taxes. These variable costs are recorded as lease expense as incurred and presented as operating expenses in the consolidated statements of operations and comprehensive loss.

The components of lease costs, which were included in the Company’s consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year ended December 31,
	2023	2022
Lease cost
Operating lease cost	$672	$622
Short-term lease cost	2	129
Total lease cost	$674	$751

Supplemental information related to the Company’s operating leases is as follows:

	Year ended December 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,119	$870
Weighted average remaining lease term (years)	2.6	3.6
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2023 (in thousands):

Amount
Year ending December 31,
2024	$1,153
2025	1,187
2026	740
Total undiscounted lease payments	3,080
Less imputed interest	(294)
Total discounted lease payments	2,786
Less current portion of lease liability	(972)
Noncurrent portion of lease liability	$1,814

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of December 31, 2023, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including the FDA filings and patient enrollment. The first milestone in the amount of $0.3 million was achieved in 2020. The second milestone in the amount of $0.3 million was achieved in February 2022 and recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The third and final milestone in the amount of $0.3 million was achieved in July 2023 and recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2023, and no royalties were due as of such date. The Company paid a $25,000 license maintenance fee in each of March 2023 and 2022 and recognized this as a research and development expense in the consolidated statements of operations and comprehensive loss for each of the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023 and 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 11,163,896 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2023.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. On January 31, 2023, 91,102 shares of the Company’s non-voting common stock were fully converted into 91,102 shares of the voting common stock per the holder’s request, and no shares of non-voting common stock remained outstanding after such conversion.

As of December 31, 2023 and 2022, the Company had common stock reserved for future issuance as follows:

	December 31,
	2023	2022
Outstanding and issued common stock options	1,040,875	616,897
Shares issuable upon exercise of common stock warrants	499,986	499,986
Outstanding restricted stock units	—	261,729
Shares available for grant under 2021 Equity Incentive Plan	119,014	138,388
Shares available for grant under 2022 Inducement Equity Incentive Plan	95,685	129,568
Shares available for grant under 2021 Employee Stock Purchase Plan	111,958	86,913
Total shares of common stock reserved	1,867,518	1,733,481

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on October 18, 2022. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. On April 28, 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. As of December 31, 2023, the Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

ATM Offering

In November 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell through or to the Agent, as sales agent or principal, shares of the Company’s common stock from time to time (the “ATM Offering”). On November 10, 2022, the Company filed with the SEC a prospectus supplement under the Prior S-3 in connection with the ATM Offering, pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $15.5 million. In January 2023, the Company issued and sold an aggregate of 233,747 shares of common stock for net proceeds of $4.5 million.

On May 5, 2023, the Company filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company can now offer and sell shares of common stock having an aggregate offering price of up to $75.0 million.

As of December 31, 2023, $175.0 million remained available and unallocated under the New S-3 and $75.0 million remained available under the ATM Prospectus.

Public Offering

In January 2023, the Company entered into an underwriting agreement with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein (the “2023 Underwriters”), relating to an underwritten public offering under the Prior S-3 of 6,900,000 shares of common stock, including 900,000 shares issued as a result of the exercise of the 2023 Underwriters’ option to purchase 900,000 shares. The Company received net proceeds of $97.0 million.

Underwritten Offering

In February 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein (the “Underwriters”), related to an underwritten offering under the New S-3 of 3,900,000 shares of common stock. The total estimated net proceeds of the offering were $47.2 million.

As of December 31, 2023, $175.0 million remained available and unallocated under the New S-3 and $75.0 million remained available under the ATM Prospectus. After the February 2024 underwritten offering, approximately $124.5 million remained available and unallocated under the New S-3.

NOTE 10. STOCK-BASED COMPENSATION

On September 23, 2021, the 2021 Equity Incentive Plan (“2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”) became effective. The 2021 Plan and ESPP provide for annual automatic increases in the number of shares reserved under each plan on January 1 of each year, beginning on January 1, 2022 and through January 1, 2031. The number of shares available for issuance under the 2021 Plan will increase annually in an amount equal to the least of (i) 275,000 shares, (ii) a number of shares equal to 4% of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares determined by the Company’s Board of Directors (the “Board”) no later than the last day of the immediately preceding fiscal year. The number of shares of common stock available for issuance under the ESPP will increase annually in an amount equal to the least of (i) 55,000 shares of common stock, (ii) a number of shares of common stock equal to 1% of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Board. As of December 31, 2023, 537,688 shares were reserved for issuance under the 2021 Plan, of which 119,014 shares were available for future grant and 418,674 shares were subject to outstanding options, including performance-based awards. As of December 31, 2023, 18,941 shares have been issued under the ESPP and 111,958 shares were reserved and available for future issuance.

On March 14, 2022, the Compensation Committee of the Board (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”) and on June 2, 2023, the Compensation Committee approved an amendment and restatement of the 2022 Inducement Plan. Under the 2022 Inducement Plan, the Company may grant equity awards to new employees. The only persons eligible to receive grants under the 2022 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq guidance. As of December 31, 2023, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 95,685 shares were available for future grant and 454,315 shares were subject to outstanding stock options.

Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and other awards to employees, directors and consultants. Under the 2022 Inducement Plan, the Company can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. Under the ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which is equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

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

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the 2019 Plan for the year ended December 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	616,897	$22.51	7.80	$—
Options granted	603,054	$15.53
Options exercised	(54,580)	$7.10
Options cancelled/forfeited	(124,496)	$17.95
Balance, December 31, 2023	1,040,875	$19.82	8.55	$237
Vested and expected to vest, December 31, 2023	1,040,875	$19.82	8.55	$237
Exercisable, December 31, 2023	324,645	$20.79	7.33	$125

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the years ended December 31, 2023 and 2022 was $0.4 million and $0.1 million, respectively.

The total fair value of options that vested during the years ended December 31, 2023 and 2022 was $3.4 million and $1.8 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $12.82 and $23.76 per share, respectively.

Future stock-based compensation for unvested options as of December 31, 2023 was $9.4 million, which is expected to be recognized over a weighted-average period of 2.83 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.25 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan for the year ended December 31, 2023:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2022	46,394	$14.19	8.06	$—
Options granted	5,000	$19.20
Options cancelled/forfeited	(5,000)	$19.20
Balance, December 31, 2023	46,394	$14.19	7.06	$24
Vested and expected to vest, December 31, 2023	46,394	$14.19	7.06	$24
Exercisable, December 31, 2023	31,393	$7.78	6.46	$24

Restricted Stock Units (RSUs)

The following table provides a summary of RSUs activity under the 2021 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock units at December 31, 2022	261,729	$7.91
Granted	5,000	$15.00
Vested	(238,605)	$7.91
Forfeited	(28,124)	$9.16
Unvested restricted stock units at December 31, 2023	—	$—
Outstanding restricted stock units at December 31, 2023	—	$—

The total fair value of RSUs that vested during the year ended December 31, 2023 was $1.9 million. There was no unamortized stock-based compensation for RSUs as of December 31, 2023.

Employee Stock Purchase Plan

The Company issued 12,999 and 5,942 shares of common stock under the ESPP during the years ended December 31, 2023 and 2022, respectively, and recognized $0.1 million compensation expense related to the ESPP during each of the years ended December 31, 2023 and 2022. Unamortized stock-based compensation for shares issuable under the ESPP as of December 31, 2023 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.44 years. The Company recorded less than $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of December 31, 2023.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employee and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Year Ended December 31,
	2023	2022
General and administrative	$3,607	$2,668
Research and development	1,604	1,423
Total	$5,211	$4,091

The Company recognized less than $0.1 million and $0.2 million of stock-based compensation expense related to performance-based options and RSUs during the years ended December 31, 2023 and 2022, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2023	2022
Expected term (in years)	5.25 – 6.08	1.00 – 6.08
Expected volatility	103.31% – 112.30%	63.41% – 106.03%
Risk-free interest rate	3.45% – 4.71%	1.40% – 3.62%
Expected dividend yield	—	—

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

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	0.50	0.50
Expected volatility	77.80% - 266.24%	75.61% - 78.89%
Risk-free interest rate	5.39% - 5.40%	1.81% - 4.72%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(64,465)	$(37,685)
Denominator:
Weighted average common shares outstanding	10,551,290	3,793,375
Less: Weighted-average unvested restricted shares	(7,256)	(40,235)
Less: Shares subject to earnout	(105,000)	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	10,439,034	3,648,140

Net loss per share attributable to common stockholders – basic and diluted	$(6.18)	$(10.33)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	December 31,
	2023	2022
Outstanding and issued common stock options	1,040,875	616,897
Shares issuable upon exercise of common stock warrants	499,986	499,986
Outstanding RSUs	—	261,729
Unvested restricted common stock	—	25,884
Total	1,540,861	1,404,496

NOTE 12. INCOME TAXES

During the years ended December 31, 2023 and 2022, the Company did not incur any tax expense or benefit as the Company operated with taxable losses and provided a full valuation allowance.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2023	2022
Federal tax benefit at statutory rate	$(13,538)	$(7,914)
State taxes	1,112	(4,518)
Change in fair value of warrant liability	121	(1,512)
Change in fair value of earnout liability	(4)	(1,202)
Non-deductible expenses	(38)	(108)
Research and development credits	(1,628)	(1,835)
Change in valuation allowance	12,539	16,243
Stock-based compensation	822	—
Other	614	846
Provision for income taxes	$—	$—

The Inflation Reduction Act 2022 (the “IRA”), which incorporates a Corporate Alternative Minimum Tax, was signed into law on August 16, 2022. The changes affect the tax years beginning after December 31, 2022. The tax requires companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company does not expect the IRA to have a material impact on the Company’s consolidated financial statements.

Significant components of the Company’s net deferred tax assets (liabilities) as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and other	$477	$1,281
Intangibles	313	484
Net operating losses	25,146	20,669
Research and development credits	4,873	3,245
Stock-based compensation	676	985
Lease liability	585	1,090
Section 195 start-up amortization	229	351
Fixed assets	—	99
Capitalized section 174	14,308	6,284
Other	346	—
Total deferred tax assets	46,953	34,488
Valuation allowance	(46,465)	(33,925)
Total net deferred tax assets	488	563
Deferred tax liabilities:
Right-of-use asset	(308)	(563)
Fixed assets	(180)	—
Total deferred tax liabilities	(488)	(563)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $12.5 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively.

The following table sets forth the Company’s federal and state net operating loss carryforwards as of December 31, 2023 (in thousands):

	Amount	Expiration Years
Net operating losses, Federal	$91,357	Do not expire
Net operating losses, states primarily California	$131,895	2038-2042

As of December 31, 2023, the Company had research and development credit carryforwards of approximately $3.8 million and $3.2 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and California credits carryforward indefinitely.

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code, as amended (“IRC”), and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company has completed an IRC Section 382 analysis from inception through the year ended December 31, 2022. During this period, the Company experienced two ownership changes, on November 21, 2019 and September 24, 2021, resulting in $2.9 million of net operating losses becoming permanently limited for California tax purposes. The Company reduced its California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. The federal net operating losses are not limited as they can be carried forward indefinitely. The Company does not expect there to be additional tax attributes that will expire unused before the expiration periods.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the periods ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$1,722	$828
Additions based on tax positions related to current year	698	894
Balance at end of year	$2,420	$1,722

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during tax years 2023 and 2022. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

The Company is subject to examination by the United States federal and state tax authorities for the tax years 2019 and later. State income tax returns are generally subject to examination for a period of four years after filing of the respective return. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. No income tax returns are currently under examination by taxing authorities.

NOTE 13. 401(K) SAVINGS PLAN

The Company has a retirement and savings plan under Section 401(k) of the IRC (the “401(k) Plan”), covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) Plan at its discretion. $0.1 million contributions were made to the 401(k) Plan by the Company for each of the years ended December 31, 2023 and 2022.

NOTE 14. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.3 million and $0.5 million for the founders’ advisory and consulting services performed for the years ended December 31, 2023 and 2022, respectively. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	001-39138	6/8/2023	3.1
3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	001-39138	1/3/2024	3.1
3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	001-39138	2/17/2023	3.1
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3*	Description of Securities of Jasper Therapeutics, Inc.
10.1	Form of Subscription Agreement, dated May 5, 2021.	8-K	001-39138	5/6/2021	10.1
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan.	8-K	001-39138	9/29/2021	10.3
10.4#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of Stock Option Grant Notice and Stock Option Agreement.	8-K	001-39138	9/29/2021	10.4
10.5#	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan Form of RSU Grant Notice and Award Agreement (RSU Award).	8-K	001-39138	9/29/2021	10.5
10.6#	Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39138	9/29/2021	10.6
10.7#	Jasper Therapeutics, Inc. 2022 Amended and Restated Inducement Equity Incentive Plan.	8-K	001-39138	6/8/2023	10.1
10.8#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	333-263702	3/18/2022	10.6

10.9#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	333-263702	3/18/2022	10.7
10.10#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.11#	Employment Agreement, dated as of February 25, 2022, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	2/28/2022	10.1
10.12#	First Amendment to Employment Agreement, dated April 13, 2023, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	4/14/2023	10.2
10.13#	Employment Agreement, dated as of September 24, 2021, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	9/29/2021	10.8
10.14#	Jasper Therapeutics, Inc. Employee Severance Plan for Vice Presidents and Executive Committee Members.	S-4/A	333-256875	7/19/2021	10.11
10.15#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.16#	Service Agreement, dated March 7, 2022, by and between Jasper Therapeutics, Inc. and William Lis.	8-K	001-39138	3/11/2022	10.1
10.17#	Letter Regarding Service Agreement, dated April 13, 2023, by and between Jasper Therapeutics, Inc. and William Lis.	8-K	001-39138	4/14/2023	10.1
10.18#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.	10-K	001-39138	3/8/2023	10.17
10.19#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.20	Sponsor Support Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	10.2
10.21	Amendment to Sponsor Support Agreement, dated as of September 24, 2021, by and among Amplitude Healthcare Acquisition Corporation, Amplitude Healthcare Holdings LLC and Jasper Therapeutics, Inc.	8-K	001-39138	9/29/2021	10.14
10.22^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13

10.23	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.24^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.25^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.26^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.27^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.28^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.29^	Amendment No. 1 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.	10-Q	001-39138	8/11/2023	10.2
10.30^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.31^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.32^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.33^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.34	Controlled Equity OfferingSM Sales Agreement, dated as of November 10, 2022, by and between Jasper Therapeutics, Inc. and Cantor Fitzgerald & Co.	10-Q	001-39138	11/10/2022	10.1
10.35#*	Offer Letter, dated June 7, 2023, by and between Jasper Therapeutics, Inc. and Edwin Tucker.
10.36#*	Offer Letter, dated September 19, 2023, by and between Jasper Therapeutics, Inc. and Herb Cross.
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Jasper Therapeutics, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2024	JASPER THERAPEUTICS, INC.

	By:	/s/ Ronald Martell
Ronald Martell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Martell	President, Chief Executive Officer and Director	March 5, 2024
Ronald Martell	(Principal Executive Officer)

/s/ Herb Cross	Chief Financial Officer	March 5, 2024
Herb Cross	(Principal Accounting and Financial Officer)

/s/ Thomas G. Wiggans	Chairperson of the Board	March 5, 2024
Thomas G. Wiggans

/s/ Scott Brun, M.D.	Director	March 5, 2024
Scott Brun, M.D.

/s/ Anna French, D.Phil.	Director	March 5, 2024
Anna French, D.Phil.

/s/ Vishal Kapoor	Director	March 5, 2024
Vishal Kapoor

/s/ Christian W. Nolet	Director	March 5, 2024
Christian W. Nolet

/s/ Judith Shizuru, M.D., Ph.D.	Director	March 5, 2024
Judith Shizuru, M.D., Ph.D.

/s/ Kurt von Emster	Director	March 5, 2024
Kurt von Emster