Form 10-Q
period 2024-03-31
Jasper Therapeutics, Inc.
filed 2024-05-14
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the number of shares of the registrant’s common stock outstanding was 15,085,553 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,475	$86,887
Prepaid expenses and other current assets	1,833	2,051
Total current assets	120,308	88,938
Property and equipment, net	2,464	2,727
Operating lease right-of-use assets	1,351	1,467
Restricted cash	417	417
Other non-current assets	1,423	1,343
Total assets	$125,963	$94,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,391	$4,149
Current portion of operating lease liabilities	1,000	972
Earnout liability	20	—
Accrued expenses and other current liabilities	5,505	7,253
Total current liabilities	8,916	12,374
Non-current portion of operating lease liabilities	1,553	1,814
Other non-current liabilities	2,264	2,264
Total liabilities	12,733	16,452

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at March 31, 2024 and December 31, 2023; 15,085,553 and 11,163,896 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	296,556	248,039
Accumulated deficit	(183,328)	(169,600)
Total stockholders’ equity	113,230	78,440
Total liabilities and stockholders’ equity	$125,963	$94,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$10,298	$9,805
General and administrative	4,774	4,142
Total operating expenses	15,072	13,947
Loss from operations	(15,072)	(13,947)
Interest income	1,386	1,096
Change in fair value of earnout liability	(20)	(764)
Change in fair value of common stock warrant liability	—	(575)
Other expense, net	(22)	(70)
Total other income (expense), net	1,344	(313)
Net loss and comprehensive loss	$(13,728)	$(14,260)
Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(1.62)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,334,900	8,787,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	21,657	—	154	—	154
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $3.3 million	3,900,000	1	47,194	—	47,195
Stock-based compensation expense	—	—	1,169	—	1,169
Net loss	—	—	—	(13,728)	(13,728)
Balance as of March 31, 2024	15,085,553	$2	$296,556	$(183,328)	$113,230

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	3,804,427	$—	$141,124	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	4,441	—	32	—	32
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $6.6 million	6,900,000	1	96,929	—	96,930
Issuance of common stock through ATM offering, net of commissions and offering expenses of $0.1 million	233,747	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity	—	—	725	—	725
Settlement of restricted stock units	62	—	—	—	—
Vesting of founders’ restricted stock	—	—	6	—	6
Stock-based compensation expense	—	—	1,267	—	1,267
Net loss	—	—	—	(14,260)	(14,260)
Balance as of March 31, 2023	10,942,677	$1	$244,592	$(119,395)	$125,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(13,728)	$(14,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	288	274
Non-cash lease expense	116	99
Stock-based compensation expense	1,169	1,267
Change in fair value of common stock warrant liability	—	575
Change in fair value of earnout liability	20	764
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	218	(290)
Other receivables	—	663
Other non-current assets	(80)	34
Accounts payable	(1,758)	2,078
Accrued expenses and other current liabilities	(1,748)	(1,317)
Operating lease liability	(233)	(206)
Other non-current liabilities	—	(16)
Net cash used in operating activities	(15,736)	(10,335)
Cash flows used in investing activities
Purchases of property and equipment	(25)	(26)
Net cash used in investing activities	(25)	(26)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	47,195	101,479
Proceeds from exercise of common stock options	154	32
Net cash provided by financing activities	47,349	101,511
Net increase in cash, cash equivalents and restricted cash	31,588	91,150
Cash, cash equivalents and restricted cash at beginning of the period	87,304	38,667
Cash, cash equivalents and restricted cash at end of the period	$118,892	$129,817
Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability into additional paid-in capital	$—	$725
Unpaid offerings issuance costs included in accrued expenses and other current liabilities	$—	$40
Vesting of founders’ restricted stock	$—	$6

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

The Company is headquartered in Redwood City, California. The Company is a Delaware corporation and was incorporated in March 2018. In September 2021, the Company completed a merger with Amplitude Healthcare Acquisition Corporation and became a public company.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2024 and 2023, the Company incurred net losses of $13.7 million and $14.3 million, respectively. During the three months ended March 31, 2024 and 2023, the Company had negative cash flows from operations of $15.7 million and $10.3 million, respectively. As of March 31, 2024, the Company had an accumulated deficit of $183.3 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of March 31, 2024, the Company had cash and cash equivalents of $118.5 million. The Company’s management expects that the existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future and expects to continue needing to do so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 5, 2024. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

Reverse Stock Split

On January 4, 2024, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock. The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options, common stock warrants and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the determination of the accrued research and development expenses, valuation of earnout liability and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$118,475	$86,887
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$118,892	$87,304

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU were effective for all entities as of March 12, 2020 through December 31, 2022; however, in December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the sunset date from December 31, 2022 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the disclosures within the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the disclosures within the Company’s condensed consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of March 31, 2024 and December 31, 2023.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included earnout liability, which was recognized in connection with the business combination in September 2021.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three months ended March 31, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$117,475	$—	$—	$117,475
Total fair value of assets	$117,475	$—	$—	$117,475

Financial liabilities
Earnout liability	$—	$—	$20	$20
Total fair value of financial liabilities	$—	$—	$20	$20

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$85,887	$—	$—	$85,887
Total fair value of assets	$85,887	$—	$—	$85,887

Financial liabilities
Earnout liability	$—	$—	$—	$—
Total fair value of financial liabilities	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability
Fair Value as of December 31, 2022	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	$782

Fair Value as of December 31, 2023	$—
Change in the fair value included in other expense	20
Fair Value as of March 31, 2024	$20

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at March 31, 2024:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$20	Monte Carlo Simulation	Common stock price	$29.36
			Expected term (in years)	0.48
			Expected volatility	89.0%
			Risk-free interest rate	5.25%

As of December 31, 2023, the fair value of the earnout liability was minimal. The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$—	Monte Carlo Simulation	Common stock price	$7.89
			Expected term (in years)	0.73
			Expected volatility	94.0%
			Risk-free interest rate	4.92%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$624	$877
Prepaid travel expenses	327	14
Research and development prepaid expenses	192	615
Payroll tax credit receivable	250	250
Other prepaid expenses and current assets	440	295
Total	$1,833	$2,051

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$2,477	$2,477
Lab equipment	1,973	1,973
Office furniture & fixtures	502	502
Computer equipment	170	145
Capitalized software	90	90
Property and equipment, gross	5,212	5,187
Less: accumulated depreciation and amortization	(2,748)	(2,460)
Property and equipment, net	$2,464	$2,727

Depreciation and amortization expense for each of the three months ended March 31, 2024 and 2023 was $0.3 million.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	March 31, 2024	December 31, 2023
Research and development accrued expenses	$4,253	$5,169
Accrued employee and related compensation expenses	771	1,767
Other	481	317
Total	$5,505	$7,253

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	March 31, 2024	December 31, 2023
CIRM grant liability	$2,264	$2,264
Total	$2,264	$2,264

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through March 31, 2024, of which $0.7 million was received during the year ended December 31, 2023. As of March 31, 2024, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.

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

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Contingent Earnout Liability

Upon the closing of the business combination and pursuant to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Jasper Tx Corp., the Sponsor agreed to place the 105,000 earnout shares into escrow (the “Earnout Shares”), which will be released as follows: (a) 25,000 Earnout Shares will be released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) is greater than or equal to $115.00, (b) 50,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $150.00 and (c) 30,000 Earnout Shares will be released if, during the Earnout Period, the Applicable VWAP is greater than or equal to $180.00 (the “triggering events”).

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

The estimated fair value of the earnout liability was less than $0.1 million as of March 31, 2024 and was minimal as of December 31, 2023. The fair value is estimated at the end of each reporting period using a Monte Carlo simulation model. Assumptions used in the valuations as of March 31, 2024 and December 31, 2023 are described in Note 3. No triggering event occurred as of each of March 31, 2024 and December 31, 2023. The Company recognized a loss of less than $0.1 million and a loss of $0.8 million for the three months ended March 31, 2024 and 2023, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2024, the Company leased approximately 13,400 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$168	$168
Short-term lease cost	1	1
Total lease cost	$169	$169

Supplemental information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$285	$276
Weighted average remaining lease term (years)	2.4	3.4
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2024 (in thousands):

Amount
Year ending December 31,
2024 (remainder of the year)	$868
2025	1,187
2026	740
Total undiscounted lease payments	2,795
Less imputed interest	(242)
Total discounted lease payments	2,553
Less current portion of lease liability	(1,000)
Noncurrent portion of lease liability	$1,553

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of March 31, 2024, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including the FDA filings and patient enrollment. The first milestone in the amount of $0.3 million was achieved in 2020, the second milestone in the amount of $0.3 million was achieved in February 2022 and the third and final milestone in the amount of $0.3 million was achieved in July 2023. Each milestone was recognized as a research and development expense in the condensed consolidated statements of operations and comprehensive loss in the period in which the milestone was achieved.

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2024, and no royalties were due as of such date. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, and recognized this as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and 2023, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 15,085,553 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the Company had common stock reserved for future issuance as follows:

	March 31, 2024	December 31, 2023
Outstanding and issued common stock options	1,398,331	1,040,875
Shares issuable upon exercise of common stock warrants	499,986	499,986
Shares available for grant under 2021 Equity Incentive Plan	109,172	119,014
Shares available for grant under 2022 Inducement Equity Incentive Plan	81,885	95,685
Shares available for grant under 2021 Employee Stock Purchase Plan	166,958	111,958
Total shares of common stock reserved	2,256,332	1,867,518

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on October 18, 2022. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. On April 28, 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. As of March 31, 2024, the Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

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

As of March 31, 2024, $75.0 million remained available under the ATM Prospectus.

Public Offering

In January 2023, the Company entered into an underwriting agreement with Credit Suisse Securities (USA) LLC, William Blair & Company, L.L.C. and Oppenheimer & Co. Inc., as the representatives of the several underwriters named therein (the “2023 Underwriters”), relating to an underwritten public offering under the Prior S-3 of 6,900,000 shares of common stock, including 900,000 shares issued as a result of the exercise of the 2023 Underwriters’ option to purchase 900,000 shares. The Company received net proceeds of $96.9 million.

Underwritten Offering

In February 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein, related to an underwritten offering under the New S-3 of 3,900,000 shares of common stock. The Company received net proceeds of $47.2 million.

As of March 31, 2024, $124.5 million remained available and unallocated under the New S-3.

NOTE 10. STOCK-BASED COMPENSATION

The Company can grant stock-vested awards under its 2021 Equity Incentive Plan (“2021 Plan”), 2021 Employee Stock Purchase Plan (“ESPP”) and the 2022 Inducement Equity Incentive Plan, as amended (the “2022 Inducement Plan”). As of March 31, 2024, 892,650 shares were reserved for issuance under the 2021 Plan, of which 109,172 shares were available for future grant and 783,478 shares were subject to outstanding options, including performance-based awards. As of March 31, 2024, 18,941 shares have been issued under the ESPP and 166,958 shares were reserved and available for future issuance. As of March 31, 2024, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 81,885 shares were available for future grant and 468,115 shares were subject to outstanding stock options.

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

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) for the three months ended March 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	1,040,875	$19.82	8.55	$237
Options granted	402,017	$17.78
Options exercised	(21,657)	$7.15
Options cancelled/forfeited	(22,904)	$22.51
Balance, March 31, 2024	1,398,331	$19.39	8.71	$15,516
Vested and expected to vest, March 31, 2024	1,398,331	$19.82	8.71	$15,516
Exercisable, March 31, 2024	391,014	$21.49	7.29	$3,998

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three months ended March 31, 2024 and 2023 was $0.4 million and $0.1 million, respectively.

The total fair value of options that vested during the three months ended March 31, 2024 and 2023 was $1.7 million and $1.5 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $15.17 and $15.19 per share, respectively.

Future stock-based compensation for unvested options as of March 31, 2024 was $14.0 million, which is expected to be recognized over a weighted-average period of 3.1 years, including $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.8 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2021 Plan and the 2019 Plan for the three months ended March 31, 2024:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	46,394		$14.19	7.06	$24
Options granted	—	$
Options cancelled/forfeited	—	$
Balance, March 31, 2024	46,394		$14.19	7.06	$709
Vested and expected to vest, March 31, 2024	46,394		$14.19	7.06	$709
Exercisable, March 31, 2024	31,393		$7.78	6.46	$682

Restricted Stock Units (RSUs)

As of December 31, 2023 the Company had no unvested outstanding RSUs under the 2021 Plan and no RSUs were granted during the three months ended March 31, 2024.

Employee Stock Purchase Plan

The Company issued no shares of common stock under the ESPP during each of the three months ended March 31, 2024 and 2023, and recognized less than $0.1 million compensation expense related to the ESPP during each of the three months ended March 31, 2024 and 2023. Unamortized stock-based compensation for shares issuable under the ESPP as of March 31, 2024 was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of March 31, 2024.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options and RSUs granted to employees and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$820	$799
Research and development	349	468
Total	$1,169	$1,267

The Company recognized less than $0.1 million of stock-based compensation income related to performance-based options and RSUs during each of the three months ended March 31, 2024 and 2023.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.04 – 6.08	5.25 – 6.08
Expected volatility	112%	103% – 104%
Risk-free interest rate	3.93% – 4.27%	3.45% – 4.25%
Expected dividend yield	—	—

Valuation of ESPP Awards

No ESPP awards were granted during the three months ended March 31, 2024 and 2023.

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(13,728)	$(14,260)
Denominator:
Weighted average common shares outstanding	13,439,900	8,909,032
Less: Weighted-average unvested restricted shares	—	(16,276)
Less: Shares subject to earnout	(105,000)	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	13,334,900	8,787,756

Net loss per share attributable to common stockholders – basic and diluted	$(1.03)	$(1.62)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	March 31,
	2024	2023
Outstanding and issued common stock options	1,398,331	890,316
Shares issuable upon exercise of common stock warrants	499,986	499,986
Unvested restricted common stock	—	9,412
Unvested restricted stock units	—	261,667
Total	1,898,317	1,661,381

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended March 31, 2024 and 2023. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Professor Judith Shizuru, one of the Company’s founders and a member of the Board.

In the first quarter of 2024 a senior executive of the Company joined the Board of Directors of an information technology service provider that the Company has historically utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three months ended March 31, 2024, the Company paid that service provider $0.6M for various information technology support services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 5, 2024. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and Asthma. We also have ongoing programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”), and stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells from skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we have commenced a Phase 1b/2a clinical study in CSU, a Phase 1b/2a clinical study in CIndU, are planning to commence a Phase 1b/2a study in Asthma and are actively evaluating the potential for briquilimab in additional mast cell driven diseases.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three months ended March 31, 2024 and 2023, we incurred net losses of $13.7 million and $14.3 million, respectively. We generated negative operating cash flows of $15.7 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $183.3 million.

We had cash and cash equivalents of $118.5 million as of March 31, 2024. We expect that our existing cash and cash equivalents will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency transactions gains and losses, interest income, changes in the fair value of common stock warrant liability and earnout liability. These financial instruments were classified as liabilities in our condensed consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired. In January 2023, all outstanding common stock warrants met equity classification and are no longer remeasured. The estimated fair value of the earnout liability was less than $0.1 million as of March 31, 2024 and was minimal as of December 31, 2023, due to the price of our common stock relative to the price that would trigger a release of the earnout shares.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$10,298	$9,805	$493	5
General and administrative	4,774	4,142	632	15
Total operating expenses	15,072	13,947	1,125	8
Loss from operations	(15,072)	(13,947)	(1,125)	8
Interest income	1,386	1,096	290	26
Change in fair value of earnout liability	(20)	(764)	744	(97)
Change in fair value of common stock warrant liability	—	(575)	575	(100)
Other expense, net	(22)	(70)	48	(69)
Total other income (expense), net	1,344	(313)	1,657	529
Net loss and comprehensive loss	$(13,728)	$(14,260)	$532	(4)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$4,046	$4,760	$(714)	(15)
Consulting costs	1,323	1,032	291	28
Other research and development costs, including laboratory materials and supplies	659	683	(24)	(4)
Total external costs	6,028	6,475	(447)	(7)

Internal costs:
Personnel-related costs	3,075	2,312	763	33
Facilities and overhead costs	1,195	1,018	177	17
Total internal costs	4,270	3,330	940	28
Total research and development expense:	$10,298	$9,805	$493	5

Research and development expenses increased by $0.5 million, from $9.8 million for the three months ended March 31, 2023 to $10.3 million for the three months ended March 31, 2024, mainly due to hiring of additional personnel, progression of our clinical trials and an increase in consulting costs, offset by a decrease in product development activities.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses decreased by $0.8 million, from $4.8 million for the three months ended March 31, 2023 to $4.0 million for the three months ended March 31, 2024. The decrease is primarily due to a $2.4 million decrease in manufacturing expenses and a $0.4 million decrease in expenses related to pre-clinical studies, partially offset by an increase of $2.1 million in CRO expenses. Expenses related to professional consulting services increased by $0.3 million, from $1.0 million for the three months ended March 31, 2023 to $1.3 million for the three months ended March 31, 2024, due to additional work performed by consultants related to our pre-clinical studies.

Our external costs by program for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Briquilimab platform	$2,288	$4,478
MDS/AML clinical trial	575	869
SCID clinical trial	404	481
Chronic Urticarias	2,560	115
Other	201	532
Total external costs	$6,028	$6,475

Personnel-related costs, including employee payroll and related expenses increased by $0.8 million, from $2.3 million for the three months ended March 31, 2023 to $3.1 million for the three months ended March 31, 2024, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses decreased by $0.1 million, from $0.5 million for the three months ended March 31, 2023 to $0.4 million for the three months ended March 31, 2024. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development, which increased by $0.2 million, from $1.0 million for the three months ended March 31, 2023 to $1.2 million for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, from $4.1 million for the three months ended March 31, 2023 to $4.8 million for the three months ended March 31, 2024. Employee payroll and related expenses increased by $0.9 million, from $1.7 million for the three months ended March 31, 2023 to $2.6 million for the three months ended March 31, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $0.8 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Expenses related to professional consulting services increased by $0.2 million, from $1.6 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, decreased by $0.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily related to decreased insurance expenses.

Total Other Income (Expense), Net

Total other income (expense), net increased by $1.6 million, from $0.3 million net expense for the three months ended March 31, 2023 to $1.3 million net income for the three months ended March 31, 2024.

Interest income increased by $0.3 million, from $1.1 million for the three months ended March 31, 2023 to $1.4 million for the three months ended March 31, 2024, primarily due to higher cash balances invested in money market funds.

We recognized zero and $0.6 million of other expense related to the change in the fair value of the common stock warrants for the three months ended March 31, 2024 and 2023, respectively. These warrants are publicly traded, were classified as liabilities and were remeasured at fair value, which was the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Our earnout liability relates to the sponsor earnout shares placed in escrow upon the closing of the business combination in September 2021. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. Refer to Note 7 in our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for additional details. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock, the expected risk-free interest rate, the expected common stock closing price and the expected term when shares will be released. We recognized less than $0.1 million and $0.8 million of other expense related to the increase in the fair value of the earnout liability for the three months ended March 31, 2024 and 2023, respectively, mainly due to the increase in our common stock price during the respective periods.

Other expense, net is comprised of foreign currency transactions gains and losses and was less than $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had $118.5 million of cash and cash equivalents.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As of March 31, 2024, there have been no sales pursuant to the ATM Prospectus.

In February 2024, we closed an underwritten offering that was conducted off the S-3 and issued 3,900,000 shares of common stock for net proceeds of $47.2 million. As of March 31, 2024, $75.0 million remained allocated and available under the ATM Prospectus and $124.5 million remained available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $183.3 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least the next twelve months from the date of filing of this Quarterly Report. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2024.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of March 31, 2024, our rent commitments under the lease agreement were $1.2 million within the next 12 months from March 31, 2024, and $1.6 million for the remainder of the lease term.

Stanford Sponsored Research Agreement

Effective September 2020, we entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab. As consideration for the services performed by Stanford under this sponsored research agreement, we agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including FDA filings and patient enrollment. In February 2021, we paid $0.3 million related to the achievement of the first milestone under this agreement. In February 2022, the second milestone was achieved, and we paid $0.3 million in March 2022. The third and final milestone in the amount of $0.3 million was achieved in July 2023 and was recognized as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement. In July 2023, we entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2024, and no such royalties were due as of such date and no milestones were achieved.

 Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(15,736)	$(10,335)
Net cash used in investing activities	(25)	(26)
Net cash provided by financing activities	47,349	101,511
Net increase in cash and cash equivalents and restricted cash	$31,588	$91,150

Cash Flows Used in Operating Activities

Net cash used in operating activities was $15.7 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively.

Cash used in operating activities in the three months ended March 31, 2024 was primarily due to our net loss for the period of $13.7 million, adjusted by non-cash net loss of $1.6 million and a net change of $3.6 million in our net operating assets and liabilities. The non-cash amounts consisted of $1.2 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense, and $0.1 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.8 million in accounts payable, a decrease of $1.7 million in accrued expenses and other current liabilities, a decrease of $0.2 million in operating lease liability and an increase of $0.1 million in other non-current assets, offset by an increase of $0.2 million in prepaid expenses and other current assets.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was less than $0.1 million for each of the three months ended March 31, 2024 and 2023, which primarily consisted of purchases of the computer and lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $47.3 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering of $47.2 million and cash received from the exercise of stock options of $0.2 million.

Cash provided by financing activities for the three months ended March 31, 2023 was $101.5 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM Offering of $101.5 million and less than $0.1 million cash received from exercises of stock options.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to the consolidated financial statements included in Part II - Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024. Since the date of such financial statements, there have been no material changes to our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for more information regarding recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to, and none of our property is currently the subject of, any material legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the three months ended March 31, 2024 and 2023, we reported net losses of $13.7 million and $14.3 million, respectively. For the three months ended March 31, 2024 and 2023, we reported negative operating cash flows of $15.7 million and $10.3 million, respectively. As of March 31, 2024, we had an accumulated deficit of $183.3 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”), Asthma, Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and other indications;

●	continue the open label Phase 1/2 clinical trial for briquilimab for Severe Combined Immunodeficiency (“SCID”);

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of March 31, 2024, our cash and cash equivalents were $118.5 million and we had an accumulated deficit of $183.3 million. Although we raised total estimated net proceeds of $47.2 million in February 2024 in connection with the issuance and sale of 3,900,000 shares of our common stock in an underwritten offering, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus with the SEC in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the ATM Prospectus as of March 31, 2024. In February 2024, we issued and sold 3,900,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration Statement for an estimated net proceeds of $47.2 million pursuant an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein.

As of May 13, 2024, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of March 31, 2024 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report.  However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of March 31, 2024, will be sufficient to fund our operating plan for at least twelve months from the filing date of this Quarterly Report, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize additional product candidates based on, or complementary with, our technology platform. We are currently enrolling patients in a Phase 1b/2a trial evaluating briquilimab in patients with CSU, a Phase1b/2a trial evaluating briquilimab in patients with CIndU, a Phase 1 trial evaluating briquilimab as a second-line therapy in subjects with LR-MDS and a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients. We are also in the process of initiating other product development programs in mast cell driven diseases that are still in the research or preclinical stage of development, and in May 2024, we announced the expansion of our mast cell development program with a Phase 1b/2a study evaluating briquilimab in asthma patients. Our research programs may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on January 10, 2023, we announced, as part of an overall portfolio prioritization, that we will focus on the development of our lead product candidate, briquilimab (formerly known as JSP191), in chronic mast and stem cell diseases as well as a conditioning agent for stem cell transplant in rare diseases. This portfolio includes new programs as a therapeutic for patients with CSU and CIndU, along with our existing programs for briquilimab as a therapeutic for patients with LR-MDS and as a conditioning agent for stem cell transplant in patients with sickle cell disease, Fanconi anemia or severe combined immunodeficiency. In addition, in May 2024, we announced the expansion of our mast cell development program with a Phase 1b/2a study evaluating briquilimab in asthma patients. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Other Legal Compliance Matters

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

In addition, on March 6, 2024, the SEC finalized new rules for public companies that will require, among other things, climate-related disclosures and analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the “SEC Climate Disclosure Rules”). The new rules require disclosure of, among other things and to the extent material, our climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges.  Knotholes, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

Risks Related to Employee Matters, Managing Growth and Information Technology

 We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2024 we had 52 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2023 to December 31, 2023, our closing stock price ranged from $4.24 to $27.40 per share, and from January 2, 2024 to May 2, 2024, our closing stock price ranged from $6.63 to $30.00 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of March 31, 2024, our directors and executive officers and their affiliates beneficially owned approximately 25% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2021 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on September 23, 2021, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on September 23, 2021, we are authorized to sell shares to our employees. As of March 31, 2024, 892,650 shares and 166,958 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, on January 1 of each year through and including January 1, 2031. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of March 31, 2024, 81,885 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of March 31, 2024, options to purchase an aggregate of 1,398,331 shares of our common stock and no restricted stock units were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	6/8/2023	3.1

3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	1/3/2024	3.1

3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)