Form 10-Q
period 2024-06-30
Jasper Therapeutics, Inc.
filed 2024-08-13
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the number of shares of the registrant’s common stock outstanding was 15,105,300 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$106,819	$86,887
Prepaid expenses and other current assets	1,861	2,051
Total current assets	108,680	88,938
Property and equipment, net	2,438	2,727
Operating lease right-of-use assets	1,231	1,467
Restricted cash	417	417
Other non-current assets	1,163	1,343
Total assets	$113,929	$94,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,964	$4,149
Current portion of operating lease liabilities	1,029	972
Earnout liability	20	—
Accrued expenses and other current liabilities	6,055	7,253
Total current liabilities	10,068	12,374
Non-current portion of operating lease liabilities	1,287	1,814
Other non-current liabilities	2,264	2,264
Total liabilities	13,619	16,452

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at June 30, 2024 and December 31, 2023; 15,105,300 and 11,163,896 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	298,219	248,039
Accumulated deficit	(197,911)	(169,600)
Total stockholders’ equity	100,310	78,440
Total liabilities and stockholders’ equity	$113,929	$94,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$11,296	$13,297	$21,594	$23,102
General and administrative	4,697	4,530	9,471	8,672
Total operating expenses	15,993	17,827	31,065	31,774
Loss from operations	(15,993)	(17,827)	(31,065)	(31,774)
Interest income	1,450	1,436	2,836	2,532
Change in fair value of earnout liability	—	420	(20)	(344)
Change in fair value of common stock warrant liability	—	—	—	(575)
Other expense, net	(40)	(109)	(62)	(179)
Total other income, net	1,410	1,747	2,754	1,434
Net loss and comprehensive loss	$(14,583)	$(16,080)	$(28,311)	$(30,340)
Net loss per share attributable to common stockholders, basic and diluted	$(0.97)	$(1.47)	$(2.00)	$(3.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,986,367	10,921,239	14,160,634	9,860,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	15,085,553	$2	$296,556	$(183,328)	$113,230
Issuance of common stock upon exercise of stock options	8,886	—	136	—	136
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,861	—	45	—	45
Stock-based compensation expense	—	—	1,482	—	1,482
Net loss	—	—	—	(14,583)	(14,583)
Balance as of June 30, 2024	15,105,300	$2	$298,219	$(197,911)	$100,310

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	10,942,677	$1	$244,592	$(119,395)	$125,198
Issuance of common stock upon exercise of stock options	45,139	—	320	—	320
Issuance of common stock pursuant to Employee Stock Purchase Plan	6,498	—	36	—	36
Settlement of restricted stock units	130,875	—	—	—	—
Shares withheld for taxes	(45,277)	—	(661)	—	(661)
Vesting of founders’ restricted stock	—	—	1	—	1
Stock-based compensation expense	—	—	1,391	—	1,391
Net loss	—	—	—	(16,080)	(16,080)
Balance as of June 30, 2023	11,079,912	$1	$245,679	$(135,475)	$110,205

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	30,543	—	290	—	290
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $3.3 million	3,900,000	1	47,194	—	47,195
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,861	—	45	—	45
Stock-based compensation expense	—	—	2,651	—	2,651
Net loss	—	—	—	(28,311)	(28,311)
Balance as of June 30, 2024	15,105,300	$2	$298,219	$(197,911)	$100,310

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	3,804,427	$—	$141,124	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	49,580	—	352	—	352
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $6.6 million	6,900,000	1	96,929	—	96,930
Issuance of common stock through ATM offering, net of commissions and offering expenses of $0.1 million	233,747	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity	—	—	725	—	725
Settlement of restricted stock units	130,937	—	—	—	—
Shares withheld for taxes	(45,277)	—	(661)	—	(661)
Issuance of common stock pursuant to Employee Stock Purchase Plan	6,498	—	36	—	36
Vesting of founders’ restricted stock	—	—	7	—	7
Stock-based compensation expense	—	—	2,658	—	2,658
Net loss	—	—	—	(30,340)	(30,340)
Balance as of June 30, 2023	11,079,912	$1	$245,679	$(135,475)	$110,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(28,311)	$(30,340)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	587	549
Non-cash lease expense	236	201
Stock-based compensation expense	2,651	2,658
Change in fair value of common stock warrant liability	—	575
Change in fair value of earnout liability	20	344
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	190	63
Other receivables	—	663
Other non-current assets	180	314
Accounts payable	(1,301)	(187)
Accrued expenses and other current liabilities	(1,198)	2,002
Operating lease liability	(470)	(417)
Other non-current liabilities	—	(32)
Net cash used in operating activities	(27,416)	(23,607)
Cash flows used in investing activities
Purchases of property and equipment	(182)	(37)
Net cash used in investing activities	(182)	(37)
Cash flows provided by financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	47,195	101,479
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	45	36
Taxes withheld and paid related to net share settlement of equity awards	—	(661)
Proceeds from exercise of common stock options	290	352
Net cash provided by financing activities	47,530	101,206
Net increase in cash, cash equivalents and restricted cash	19,932	77,562
Cash, cash equivalents and restricted cash at beginning of the period	87,304	38,667
Cash, cash equivalents and restricted cash at end of the period	$107,236	$116,229
Supplemental and non-cash items reconciliations:
Unpaid property and equipment included in accounts payable	$116	$—
Reclassification of common stock warrant liability into additional paid-in capital	$—	$725
Unpaid offerings issuance costs included in accrued expenses and other current liabilities	$—	$40
Vesting of founders’ restricted stock	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as chronic spontaneous urticaria, chronic inducible urticaria and asthma. The Company also has ongoing programs in diseases where targeting diseased hematopoietic stem cells can provide benefits, such as lower to intermediate risk myelodysplastic syndrome, and stem cell transplant conditioning regimens.

The Company is headquartered in Redwood City, California. The Company is a Delaware corporation and was incorporated in March 2018. In September 2021, the Company completed a merger with Amplitude Healthcare Acquisition Corporation and became a public company.

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2024, the Company incurred net losses of $14.6 million and $28.3 million, respectively. During the three and six months ended June 30, 2023, the Company incurred net losses of $16.1 million and $30.3 million, respectively. During the six months ended June 30, 2024 and 2023, the Company had negative cash flows from operations of $27.4 million and $23.6 million, respectively. As of June 30, 2024, the Company had an accumulated deficit of $197.9 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

As of June 30, 2024, the Company had cash and cash equivalents of $106.8 million. The Company’s management expects that the existing cash and cash equivalents will be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. The Company will need to raise additional financing to continue its products’ development for the foreseeable future and expects to continue needing to do so until it becomes profitable. The Company’s management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances, and licensing arrangements. The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company may be required to significantly curtail, delay or discontinue one or more of its research or development programs or the commercialization of any product candidate, or be unable to expand its operations or otherwise capitalize on the Company’s business opportunities, as desired, which could materially harm the Company’s business, financial condition and results of operations.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 5, 2024. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$106,819	$86,887
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$107,236	$87,304

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

Stock-Based Compensation

The Company measures its stock options granted to employees and non-employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including common stock fair value, expected volatility, expected term, risk-free interest rate and expected dividend yield. For restricted stock unit awards, the estimated fair value is the fair market value of the underlying stock on the grant date. The Company expenses the fair value of its equity-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received. The Company accounts for award forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period. For performance stock units that are based on market conditions the estimated fair values of the awards are measured based on Monte Carlo simulation as of the grant date and is recorded over the vesting period derived from the simulation under the graded-vesting attribution method.

Segment Reporting

The Company has determined it operates as a single operating and reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources. All long-lived assets are located in the United States.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on the disclosures within the Company’s condensed consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of June 30, 2024 and December 31, 2023.

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

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and six months ended June 30, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$105,819	$—	$—	$105,819
Total fair value of assets	$105,819	$—	$—	$105,819

Financial liabilities
Earnout liability	$—	$—	$20	$20
Total fair value of financial liabilities	$—	$—	$20	$20

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$85,887	$—	$—	$85,887
Total fair value of assets	$85,887	$—	$—	$85,887

Financial liabilities
Earnout liability	$—	$—	$—	$—
Total fair value of financial liabilities	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability
Fair Value as of December 31, 2022	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	$782
Change in the fair value included in other income	(420)
Fair Value as of June 30, 2023	$362

Fair Value as of December 31, 2023	$—
Change in the fair value included in other expense	20
Fair Value as of March 31, 2024	$20
Change in the fair value included in other expense	—
Fair Value as of June 30, 2024	$20

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

The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at June 30, 2024:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$20	Monte Carlo Simulation	Common stock price	$29.36
			Expected term (in years)	0.23
			Expected volatility	89.0%
			Risk-free interest rate	5.25%

As of December 31, 2023, the fair value of the earnout liability was minimal. The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$—	Monte Carlo Simulation	Common stock price	$7.89
			Expected term (in years)	0.73
			Expected volatility	94.0%
			Risk-free interest rate	4.92%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	June 30, 2024	December 31, 2023
Research and development prepaid expenses	$575	$615
Prepaid insurance	466	877
Payroll tax credit receivable	250	250
Prepaid travel expenses	95	14
Other prepaid expenses and current assets	475	295
Total	$1,861	$2,051

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$2,629	$2,477
Lab equipment	2,037	1,973
Office furniture & fixtures	522	502
Computer equipment	207	145
Capitalized software	90	90
Property and equipment, gross	5,485	5,187
Less: accumulated depreciation and amortization	(3,047)	(2,460)
Property and equipment, net	$2,438	$2,727

Depreciation and amortization expense was $0.3 million for each of the three months ended June 30, 2024 and 2023, and $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	June 30, 2024	December 31, 2023
Research and development accrued expenses	$3,998	$5,169
Accrued employee and related compensation expenses	1,610	1,767
Other	447	317
Total	$6,055	$7,253

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	June 30, 2024	December 31, 2023
CIRM grant liability	$2,264	$2,264
Total	$2,264	$2,264

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through June 30, 2024, of which $0.7 million was received during the year ended December 31, 2023. As of June 30, 2024, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023.

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

The estimated fair value of the earnout liability was less than $0.1 million as of June 30, 2024 and was minimal as of December 31, 2023. The fair value is estimated at the end of each reporting period using a Monte Carlo simulation model. Assumptions used in the valuations as of June 30, 2024 and December 31, 2023 are described in Note 3. No triggering event occurred as of each of June 30, 2024 and December 31, 2023. The Company recognized no loss or gain and a loss of less than $0.1 million for the three and six months ended June 30, 2024, respectively, and a gain of $0.4 million and a loss of $0.3 million for the three and six months ended June 30, 2023, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2024, the Company leased approximately 13,400 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Lease cost
Operating lease cost	$336	$336
Short-term lease cost	1	1
Total lease cost	$337	$337

Supplemental information related to the Company’s operating leases is as follows:

	Six Months Ended June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$569	$553
Weighted average remaining lease term (years)	2.11	3.11
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2024 (in thousands):

Amount
Year ending December 31,
2024 (remainder of the year)	$583
2025	1,187
2026	740
Total undiscounted lease payments	2,510
Less imputed interest	(194)
Total discounted lease payments	2,316
Less current portion of lease liability	(1,029)
Noncurrent portion of lease liability	$1,287

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of June 30, 2024, the Company has not yet exercised the Fanconi Anemia Option.

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

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2024, and no royalties were due as of such date. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, and recognized this as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023, respectively. No expenses were recognized for each of the three months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024 and 2023, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 15,105,300 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company had common stock reserved for future issuance as follows:

	June 30, 2024	December 31, 2023
Outstanding and issued common stock options	1,543,752	1,040,875
Shares issuable upon exercise of common stock warrants	499,986	499,986
Shares available for grant under Equity Incentive Plans	1,880,221	119,014
Shares available for grant under Employee Stock Purchase Plans	1,000,000	111,958
Shares available for grant under 2022 Inducement Equity Incentive Plan	15,885	95,685
Total shares of common stock reserved	4,939,844	1,867,518

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on October 18, 2022. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. On April 28, 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. As of June 30, 2024, the Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

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

As of June 30, 2024, $75.0 million remained available under the ATM Prospectus.

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

As of June 30, 2024, $124.5 million remained available and unallocated under the New S-3.

NOTE 10. STOCK-BASED COMPENSATION

On June 6, 2024, the Company’s 2024 Equity Incentive Plan (“2024 Plan”) and the 2024 Employee Stock Purchase Plan (“2024 ESPP”) were approved by its stockholders and became effective, superseding and replacing the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), respectively. No further awards or purchase rights will be granted under the 2021 Plan or the 2021 ESPP.

Under the 2024 Plan, the Company can grant incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”), and other stock-based awards to employees, directors, and consultants. Under the 2024 ESPP, the Company can grant purchase rights to employees to purchase shares of common stock at a purchase price which is equal to 85% of the fair market value of common stock on the offering date or on the exercise date, whichever is lower.

On March 14, 2022, the 2022 Inducement Equity Incentive Plan became effective and it was amended on June 2, 2023 to increase the maximum number of shares available for grant thereunder (as amended, the “2022 Inducement Plan”). Under the 2022 Inducement Plan, the Company may grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company.

Stock options under the 2024 Plan and the 2022 Inducement Plan may be granted for periods of up to 10 years and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an incentive stock option (which cannot be granted pursuant to the 2022 Inducement Plan) granted to a 10% stockholder may not be less than 110% of the fair market value of the shares. Stock options granted to employees and non-employees generally vest ratably over four years.

As of June 30, 2024, 2,764,111 shares were reserved for issuance under the 2024 Plan, of which 1,880,221 shares were available for future grant and 883,890 shares were subject to outstanding awards including performance-based awards. As of June 30, 2024, 29,802 shares have been issued under the 2021 ESPP and 1,000,000 shares were reserved and available for future issuance under the 2024 ESPP. As of June 30, 2024, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 15,885 shares were available for future grant and 534,115 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan for the six months ended June 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	1,040,875	$19.82	8.55	$237
Options granted	590,517	$19.69
Options exercised	(30,543)	$9.52
Options cancelled/forfeited	(57,097)	$25.59
Balance, June 30, 2024	1,543,752	$19.76	8.63	$8,091
Vested and expected to vest, June 30, 2024	1,543,752	$19.76	8.63	$8,091
Exercisable, June 30, 2024	452,181	$20.88	7.27	$2,840

 The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.5 million, respectively, and during each of the three and six months ended June 30, 2023 was $0.4 million.

The total fair value of options that vested during the six months ended June 30, 2024 and 2023 was $3.2 million and $2.1 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $16.88 and $14.45 per share, respectively.

Unrecognized stock-based compensation for stock options as of June 30, 2024 was $16.0 million, which is expected to be recognized over a weighted-average period of 3.0 years, including less than $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance-Based Stock Options

The following table summarizes the performance-based stock options activity under the 2024 Plan and 2021 Plan for the six months ended June 30, 2024:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	46,394		$14.19	7.06	$24
Options granted	—	$
Options cancelled/forfeited	—	$
Balance, June 30, 2024	46,394		$14.19	6.56	$478
Vested and expected to vest, June 30, 2024	46,394		$14.19	6.56	$478
Exercisable, June 30, 2024	31,393		$7.78	5.96	$478

Restricted Stock Units (RSUs)

As of December 31, 2023 the Company had no unvested outstanding RSUs and no RSUs were granted during the six months ended June 30, 2024.

Performance Restricted Stock Units (PSUs)

The following table provides a summary of PSU activity under the 2024 Plan during the six months ended June 30, 2024:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock units at December 31, 2023	—	$—
Granted	20,000	$21.90
Unvested performance-based restricted stock units at June 30, 2024	20,000	$21.90
Outstanding performance-based restricted stock units at June 30, 2024	20,000	$21.90

In June 2024, the Company granted PSUs for 20,000 shares that will vest in full if the closing price of the Company’s common stock on the Nasdaq Capital Market reaches or exceeds $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days within two years from the grant date. If the vesting condition is not met within two years from the grant date, the PSUs will be forfeited. The Company concluded that issued PSUs are equity-based awards and include a market based vesting condition. The Company used a Monte Carlo simulation model to estimate the fair value of the PSUs with the following assumptions: common stock fair value of $23.95, which was the closing market price of the Company’s common stock at the grant date, volatility of 133.00%, risk free rate of 4.87%, vesting term of 2.0 years. Total estimated fair value of $0.4 million is recognized as stock-based compensation expense over the 0.4 years, the implied requisite service period from the grant date.

Employee Stock Purchase Plan

The Company issued 10,861 shares and 6,498 shares of common stock under the 2021 ESPP during the three and six months ended June 30, 2024 and 2023, respectively and recognized less than $0.1 million compensation expense related to the 2021 ESPP during each of the three and six months ended June 30, 2024 and 2023. The Company did not issue any shares of common stock under the 2024 ESPP during the three and six months ended June 30, 2024 and 2023 and did not recognize any compensation expense related to the 2024 ESPP during each of the three and six months ended June 30, 2024 and 2023. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP and 2024 ESPP as of June 30, 2024. The Company did not record any accrued expenses and other current liabilities related to contributions withheld as of June 30, 2024.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$1,009	$900	$1,829	$1,699
Research and development	473	491	822	959
	$1,482	$1,391	$2,651	$2,658

The Company recognized less than $0.1 million of stock-based compensation expense related to performance-based options, PSUs and RSUs during each of the three and six months ended June 30, 2024 and 2023.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.50-6.08	5.44-6.08	5.50-6.08	5.25-6.08
Expected volatility	116.56%-117.93%	103.31%-108.98%	112.09%-117.93%	103.31%-108.98%
Risk-free interest rate	4.23%-4.50%	3.49% - 4.05%	3.93%-4.50%	3.45% - 4.25%
Expected dividend yield	—	—	—	—

Valuation of Employee Stock Purchase Plan Awards

No 2021 ESPP and 2024 ESPP awards were granted during the three and six months ended June 30, 2024. The grant date fair value of 2021 ESPP awards granted during the three and six months ended June 30, 2023 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended June 30,
	2024	2023
Expected term (in years)	—	0.5
Expected volatility	—	266.24%
Risk-free interest rate	—	5.39%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(14,583)	$(16,080)	$(28,311)	$(30,340)
Denominator:
Weighted average common shares outstanding	15,091,367	11,034,035	14,265,634	9,977,404
Less: Weighted-average unvested restricted shares	—	(7,796)	—	(12,012)
Less: Shares subject to earnout	(105,000)	(105,000)	(105,000)	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	14,986,367	10,921,239	14,160,634	9,860,392

Net loss per share attributable to common stockholders – basic and diluted	$(0.97)	$(1.47)	$(2.00)	$(3.08)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding and issued common stock options	1,543,752	934,512	1,543,752	934,512
Shares issuable upon exercise of common stock warrants	499,986	499,986	499,986	499,986
Unvested performance-based restricted stock units	20,000	—	20,000	—
Unvested restricted common stock	—	5,882	—	5,882
Unvested restricted stock units	—	117,962	—	117,962
Total	2,063,738	1,558,342	2,063,738	1,558,342

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Company’s Board of Directors (the “Board”), and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended June 30, 2024 and 2023. The Company recorded $0.1 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, for each of the six months ended June 30, 2024 and 2023. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million in accounts payable, accrued expenses and other current liabilities related to advisory and consulting services performed by Dr. Shizuru as of June 30, 2024. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the Board of Directors of an information technology service provider that the Company has historically utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three and six months ended June 30, 2024, the Company paid that service provider $0.3 million and $0.9 million, respectively, for various information technology support services.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three and six months ended June 30, 2024, we incurred net losses of $14.6 million and $28.3 million, respectively. During the three and six months ended June 30, 2023, we incurred net losses of $16.1 million and $30.3 million, respectively. During the six months ended June 30, 2024 and 2023, we had negative cash flows from operations of $27.4 million and $23.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $197.9 million.

We had cash and cash equivalents of $106.8 million as of June 30, 2024. We expect that our existing cash and cash equivalents will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency transactions gains and losses, interest income, changes in the fair value of common stock warrant liability and earnout liability. These financial instruments were classified as liabilities in our condensed consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired. In January 2023, all outstanding common stock warrants met equity classification and are no longer remeasured. The estimated fair value of the earnout liability was less than $0.1 million as of June 30, 2024 and was minimal as of December 31, 2023, due to the price of our common stock relative to the price that would trigger a release of the earnout shares.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$11,296	$13,297	$(2,001)	(15)
General and administrative	4,697	4,530	167	4
Total operating expenses	15,993	17,827	(1,834)	(10)
Loss from operations	(15,993)	(17,827)	1,834	(10)
Interest income	1,450	1,436	14	1
Change in fair value of earnout liability	—	420	(420)	(100)
Other expense, net	(40)	(109)	69	(63)
Total other income, net	1,410	1,747	(337)	(19)
Net loss and comprehensive loss	$(14,583)	$(16,080)	$1,497	(9)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$3,876	$7,672	$(3,796)	(49)
Consulting costs	1,170	1,213	(43)	(4)
Other research and development costs, including laboratory materials and supplies	1,093	531	562	106
Total external costs	6,139	9,416	(3,277)	(35)

Internal costs:
Personnel-related costs	3,753	2,643	1,110	42
Facilities and overhead costs	1,404	1,238	166	13
Total internal costs	5,157	3,881	1,276	33
Total research and development expense:	$11,296	$13,297	$(2,001)	(15)

Research and development expenses decreased by $2.0 million, from $13.3 million for the three months ended June 30, 2023 to $11.3 million for the three months ended June 30, 2024, mainly due to a decrease in product development activities.

External clinical research organizations (“CRO”), contract manufacturing organization (“CMO”) and other third-party preclinical studies and clinical trials expenses decreased by $3.8 million, from $7.7 million for the three months ended June 30, 2023 to $3.9 million for the three months ended June 30, 2024. The decrease is primarily due to a $4.4 million decrease in manufacturing expenses, partially offset by an increase of $0.4 million in CRO expenses and an increase of $0.1 million in other clinical studies and trial related expenses. Other external research and development costs increased by $0.6 million, from $0.5 million for the three months ended June 30, 2023 to $1.1 million for the three months ended June 30, 2024 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Chronic Urticarias	$2,286	$551
Briquilimab platform	2,348	6,276
SCID clinical trial	603	652
MDS/AML clinical trial	494	1,665
Other	408	272
Total external costs	$6,139	$9,416

Personnel-related costs, including employee payroll and related expenses increased by $1.1 million, from $2.6 million for the three months ended June 30, 2023 to $3.8 million for the three months ended June 30, 2024, as a result of hiring additional employees in our research and development organization. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development, which increased by $0.2 million, from $1.2 million for the three months ended June 30, 2023 to $1.4 million for the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, from $4.5 million for the three months ended June 30, 2023 to $4.7 million for the three months ended June 30, 2024. Employee payroll and related expenses increased by $0.8 million, from $1.9 million for the three months ended June 30, 2023 to $2.7 million for the three months ended June 30, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively. Expenses related to professional consulting services decreased by $0.3 million, from $1.9 million for the three months ended June 30, 2023 to $1.6 million for the three months ended June 30, 2024. Other expenses, decreased by $0.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily related to decreased insurance expenses.

Total Other Income, Net

Total other income, net decreased by $0.3 million, from $1.7 million for the three months ended June 30, 2023 to $1.4 million for the three months ended June 30, 2024.

Interest income increased by $0.1 million, from $1.4 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024, primarily due to higher cash balances invested in money market funds.

Our earnout liability relates to the sponsor earnout shares placed in escrow upon the closing of the business combination in September 2021. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. Refer to Note 7 in our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for additional details. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock, the expected risk-free interest rate, the expected common stock closing price and the expected term when shares will be released. We recognized zero and $0.4 million of other income related to changes in the fair value of the earnout liability for the six months ended June 30, 2024 and 2023, respectively, mainly due to changes in our common stock price during the respective periods.

Other expense, net is comprised of foreign currency transactions gains and losses and was less than $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$21,594	$23,102	$(1,508)	(7)
General and administrative	9,471	8,672	799	9
Total operating expenses	31,065	31,774	(709)	(2)
Loss from operations	(31,065)	(31,774)	709	(2)
Interest income	2,836	2,532	304	12
Change in fair value of earnout liability	(20)	(344)	324	(94)
Change in fair value of common stock warrant liability	—	(575)	575	(100)
Other expense, net	(62)	(179)	117	(65)
Total other income, net	2,754	1,434	1,320	92
Net loss and comprehensive loss	$(28,311)	$(30,340)	$2,029	(7)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$7,922	$12,432	$(4,510)	(36)
Consulting costs	2,493	2,245	248	11
Other research and development costs, including laboratory materials and supplies	1,752	1,214	538	44
Total external costs	12,167	15,891	(3,724)	(23)

Internal costs:
Personnel-related costs	6,828	4,955	1,873	38
Facilities and overhead costs	2,599	2,256	343	15
Total internal costs	9,427	7,211	2,216	31
Total research and development expense:	$21,594	$23,102	$(1,508)	(7)

Research and development expenses decreased by $1.5 million, from $23.1 million for the six months ended June 30, 2023 to $21.6 million for the six months ended June 30, 2024, mainly due to a decrease in product development activities.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses decreased by $4.5 million, from $12.4 million for the six months ended June 30, 2023 to $7.9 million for the six months ended June 30, 2024. The decrease is primarily due to a $6.7 million decrease in manufacturing expenses and a $0.4 million decrease in expenses related to pre-clinical studies, partially offset by an increase of $2.5 million in CRO expenses and an increase of $0.1 million in other clinical studies and trial related expenses. Expenses related to professional consulting services increased by $0.2 million, from $2.2 million for the six months ended June 30, 2023 to $2.5 million for the six months ended June 30, 2024, due to additional work performed by consultants related to our pre-clinical studies. Other external research and development costs increased by $0.5 million, from $1.2 million for the six months ended June 30, 2023 to $1.7 million for the six months ended June 30, 2024 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Chronic Urticarias	$4,846	$767
Briquilimab platform	4,636	10,753
MDS/AML clinical trial	1,069	2,534
SCID clinical trial	1,007	1,032
Other	609	805
Total external costs	$12,167	$15,891

Personnel-related costs, including employee payroll and related expenses increased by $1.9 million, from $5.0 million for the six months ended June 30, 2023 to $6.8 million for the six months ended June 30, 2024, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses decreased by $0.2 million, from $1.0 million for the six months ended June 30, 2023 to $0.8 million for the six months ended June 30, 2024. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development, which increased by $0.3 million, from $2.3 million for the six months ended June 30, 2023 to $2.6 million for the six months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $8.7 million for the six months ended June 30, 2023 to $9.5 million for the six months ended June 30, 2024. Employee payroll and related expenses increased by $1.6 million, from $3.6 million for the six months ended June 30, 2023 to $5.2 million for the six months ended June 30, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.8 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. Expenses related to professional consulting services decreased by $0.1 million, from $3.4 million for the six months ended June 30, 2023 to $3.3 million for the six months ended June 30, 2024. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, decreased by $0.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily related to decreased insurance expenses, investor and public relations related expenses and expensed software.

Total Other Income, Net

Total other income, net increased by $1.4 million, from $1.4 million for the six months ended June 30, 2023 to $2.8 million for the six months ended June 30, 2024.

Interest income increased by $0.3 million, from $2.5 million for the six months ended June 30, 2023 to $2.8 million for the six months ended June 30, 2024, primarily due to higher cash balances invested in money market funds.

We recognized zero and $0.6 million of other expenses related to the change in the fair value of the common stock warrants for the six months ended June 30, 2024 and 2023, respectively. These warrants are publicly traded, were classified as liabilities and were remeasured at fair value, which was the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, an investor converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Our earnout liability relates to the sponsor earnout shares placed in escrow upon the closing of the business combination in September 2021. These shares will be released from escrow upon achieving agreed-upon common stock price targets within the specified period. Refer to Note 7 in our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for additional details. This liability is recorded at fair value using a Monte Carlo simulation model and is re-measured at each period end until shares are released or forfeited. The significant inputs used in the Monte Carlo model include the expected volatility of our common stock, the expected risk-free interest rate, the expected common stock closing price and the expected term when shares will be released. We recognized less than $0.1 million and $0.3 million of other expense related to the increase in the fair value of the earnout liability for the six months ended June 30, 2024 and 2023, respectively, mainly due to the increase in our common stock price during the respective periods.

Other expense, net is comprised of foreign currency transactions gains and losses and was less than $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had $106.8 million of cash and cash equivalents.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As of June 30, 2024, there have been no sales pursuant to the ATM Prospectus.

In February 2024, we closed an underwritten offering that was conducted off the S-3 and issued 3,900,000 shares of common stock for net proceeds of $47.2 million. As of June 30, 2024, $75.0 million remained allocated and available under the ATM Prospectus and $124.5 million remained available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $197.9 million. Based on our current operating plan, we have concluded that our existing cash and cash equivalents will be sufficient to fund our current operating plan for at least the next twelve months from the date of filing of this Quarterly Report. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2024.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of June 30, 2024, our rent commitments under the lease agreement were $1.2 million within the next 12 months from June 30, 2024, and $1.3 million for the remainder of the lease term.

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

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement. In July 2023, we entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2024, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(27,416)	$(23,607)
Net cash used in investing activities	(182)	(37)
Net cash provided by financing activities	47,530	101,206
Net increase in cash and cash equivalents and restricted cash	$19,932	$77,562

Cash Flows Used in Operating Activities

Net cash used in operating activities was $27.4 million and $23.6 million for the six months ended June 30, 2024 and 2023, respectively.

Cash used in operating activities in the six months ended June 30, 2024 was primarily due to our net loss for the period of $28.3 million, adjusted by non-cash net loss of $3.5 million and a net change of $2.6 million in our net operating assets and liabilities. The non-cash amounts consisted of $2.7 million related to stock-based compensation expense, $0.6 million related to depreciation and amortization expense, and $0.2 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.3 million in accounts payable, a decrease of $1.2 million in accrued expenses and other current liabilities, a decrease of $0.5 million in operating lease liability, offset by a decrease of $0.2 million in prepaid expenses and other current assets and a decrease of $0.2 million in other non-current assets.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.2 million and less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively, which primarily consisted of leasehold improvements, purchases of the computer and lab equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $47.5 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering of $47.2 million and cash received from the exercise of stock options of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the six months ended June, 2024 and 2023, we reported net losses of $28.3 million and $30.3 million, respectively. For the six months ended June 30, 2024 and 2023, we reported negative operating cash flows of $27.4 million and $23.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $197.9 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”), Asthma, Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and other indications;

●	continue the open label Phase 1/2 clinical trial for briquilimab for Severe Combined Immunodeficiency (“SCID”) and the Phase 1b/2a clinical trial of subcutaneous briquilimab for the treatment of CIndU;

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of June 30, 2024, our cash and cash equivalents were $106.8 million and we had an accumulated deficit of $197.9 million. Although we raised total estimated net proceeds of $47.2 million in February 2024 in connection with the issuance and sale of 3,900,000 shares of our common stock in an underwritten offering, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus with the SEC in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the ATM Prospectus as of June 30, 2024. In February 2024, we issued and sold 3,900,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration Statement for an estimated net proceeds of $47.2 million pursuant an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein.

As of August 9, 2024, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report.  However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raised substantial doubt about our ability to continue as a going concern beyond the 12-month period reported by us and our auditors in prior periods. While management believes that our existing cash and cash equivalents as of June 30, 2024, will be sufficient to fund our operating plan for at least twelve months from the filing date of this Quarterly Report, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations.

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

In addition, on March 6, 2024, the SEC finalized new rules for public companies that will require, among other things, climate-related disclosures and analysis of the impact of climate-related issues on our business strategy, results of operations, and financial condition (the “SEC Climate Disclosure Rules”). The new rules require disclosure of, among other things and to the extent material, our climate-related risks and opportunities, greenhouse gas emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges.  Nonetheless, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention as we prepare for the potential implementation of the SEC Climate Disclosure Rules, and such expenses, efforts and diversions of management time and attention may be even greater if the SEC Climate Disclosure Rules ultimately go into effect. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.

Risks Related to Employee Matters, Managing Growth and Information Technology

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2024, we had 56 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2023 to December 31, 2023, our closing stock price ranged from $4.24 to $27.40 per share, and from January 2, 2024 to August 9, 2024, our closing stock price ranged from $6.63 to $30.00 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of June 30, 2024, our directors and executive officers and their affiliates beneficially owned approximately 19% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of June 30, 2024, 2,764,111 shares and 1,000,000 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of June 30, 2024, 15,885 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of June 30, 2024, options to purchase an aggregate of 1,543,752 shares of our common stock, 20,000 performance-based restricted stock units and no restricted stock units were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	9/29/2021	3.1

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	6/8/2023	3.1

3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	1/3/2024	3.1

3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1#	Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	6/7/2024	4.3

10.2#	Form of Stock Option Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	6/7/2024	4.4

10.3#	Form of Restricted Stock Unit Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	6/7/2024	4.5

10.4#	Form of Restricted Stock Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	6/7/2024	4.6

10.5#	Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	6/7/2024	4.7

10.6#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	6/12/2024	10.3

10.7#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Herb Cross.	8-K	6/12/2024	10.4

10.8#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	6/12/2024	10.5

10.9#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Edwin Tucker.	8-K	6/12/2024	10.6

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: August 13, 2024	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)