Form 10-Q
period 2024-09-30
Jasper Therapeutics, Inc.
filed 2024-11-07
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the number of shares of the registrant’s common stock outstanding was  15,001,353 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$92,502	$86,887
Prepaid expenses and other current assets	2,304	2,051
Total current assets	94,806	88,938
Property and equipment, net	2,071	2,727
Operating lease right-of-use assets	1,106	1,467
Restricted cash	417	417
Other non-current assets	1,013	1,343
Total assets	$99,413	$94,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,086	$4,149
Current portion of operating lease liabilities	1,059	972
Accrued expenses and other current liabilities	8,314	7,253
Total current liabilities	12,459	12,374
Non-current portion of operating lease liabilities	1,010	1,814
Other non-current liabilities	2,264	2,264
Total liabilities	15,733	16,452

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at September 30, 2024 and December 31, 2023; 15,001,353 and 11,163,896 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	300,226	248,039
Accumulated deficit	(216,548)	(169,600)
Total stockholders’ equity	83,680	78,440
Total liabilities and stockholders’ equity	$99,413	$94,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$14,455	$14,848	$36,049	$37,950
General and administrative	5,434	4,514	14,905	13,186
Total operating expenses	19,889	19,362	50,954	51,136
Loss from operations	(19,889)	(19,362)	(50,954)	(51,136)
Interest income	1,284	1,433	4,120	3,965
Change in fair value of earnout liability	20	334	—	(10)
Change in fair value of common stock warrant liability	—	—	—	(575)
Other income (expense), net	(52)	51	(114)	(128)
Total other income, net	1,252	1,818	4,006	3,252
Net loss and comprehensive loss	$(18,637)	$(17,544)	$(46,948)	$(47,884)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(1.60)	$(3.25)	$(4.68)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,000,516	10,971,945	14,442,637	10,234,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	15,105,300	$2	$298,219	$(197,911)	$100,310
Issuance of common stock upon exercise of stock options	1,053	—	9	—	9
Cancellation of earnout shares (Note 7)	(105,000)	—	—	—	—
Stock-based compensation expense	—	—	1,998	—	1,998
Net loss	—	—	—	(18,637)	(18,637)
Balance as of September 30, 2024	15,001,353	$2	$300,226	$(216,548)	$83,680

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	11,079,912	$1	$245,679	$(135,475)	$110,205
Issuance of common stock upon exercise of stock options	5,000	—	36	—	36
Reversal of excess accrued issuance costs	—	—	40	—	40
Vesting of founders’ restricted stock	—	—	1	—	1
Stock-based compensation expense	—	—	1,395	—	1,395
Net loss	—	—	—	(17,544)	(17,544)
Balance as of September 30, 2023	11,084,912	$1	$247,151	$(153,019)	$94,133

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	31,596	—	299	—	299
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $3.3 million	3,900,000	1	47,194	—	47,195
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,861	—	45	—	45
Cancellation of earnout shares (Note 7)	(105,000)	—	—	—	—
Stock-based compensation expense	—	—	4,649	—	4,649
Net loss	—	—	—	(46,948)	(46,948)
Balance as of September 30, 2024	15,001,353	$2	$300,226	$(216,548)	$83,680

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	3,804,427	$—	$141,124	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	54,580	—	388	—	388
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $6.6 million	6,900,000	1	96,969	—	96,970
Issuance of common stock through ATM offering, net of commissions and offering expenses of $0.1 million	233,747	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity	—	—	725	—	725
Settlement of restricted stock units	130,937	—	—	—	—
Shares withheld for taxes	(45,277)	—	(661)	—	(661)
Issuance of common stock pursuant to Employee Stock Purchase Plan	6,498	—	36	—	36
Vesting of founders’ restricted stock	—	—	8	—	8
Stock-based compensation expense	—	—	4,053	—	4,053
Net loss	—	—	—	(47,884)	(47,884)
Balance as of September 30, 2023	11,084,912	$1	$247,151	$(153,019)	$94,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(46,948)	$(47,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,128	825
Non-cash lease expense	361	307
Stock-based compensation expense	4,649	4,053
Change in fair value of common stock warrant liability	—	575
Change in fair value of earnout liability	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(253)	1,467
Other receivables	—	663
Other non-current assets	330	348
Accounts payable	(1,079)	1,488
Accrued expenses and other current liabilities	1,061	3,245
Operating lease liability	(717)	(637)
Other non-current liabilities	—	(48)
Net cash used in operating activities	(41,468)	(35,588)
Cash flows used in investing activities
Purchases of property and equipment	(456)	(37)
Net cash used in investing activities	(456)	(37)
Cash flows provided by financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	47,195	101,479
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	45	36
Taxes withheld and paid related to net share settlement of equity awards	—	(661)
Proceeds from exercise of common stock options	299	388
Net cash provided by financing activities	47,539	101,242
Net increase in cash, cash equivalents and restricted cash	5,615	65,617
Cash, cash equivalents and restricted cash at beginning of the period	87,304	38,667
Cash, cash equivalents and restricted cash at end of the period	$92,919	$104,284
Supplemental and non-cash items reconciliations:
Unpaid property and equipment included in accounts payable	$16	$—
Reclassification of common stock warrant liability into additional paid-in capital	$—	$725
Vesting of founders’ restricted stock	$—	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as chronic spontaneous urticaria, chronic inducible urticaria and asthma. The Company also has ongoing programs in diseases where targeting diseased hematopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 5, 2024. The information as of December 31, 2023, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these unaudited interim condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of the Company’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Company evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about its ability to continue as a going concern. The mitigating effect of the Company’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited interim condensed consolidated financial statements are issued. In performing this analysis, the Company excluded certain elements of its operating plan that cannot be considered probable.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional equity financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. If the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year from the date of issuance of these unaudited interim condensed consolidated financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$92,502	$86,887
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$92,919	$87,304

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements, although it will require additional disclosure.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of September 30, 2024 and December 31, 2023.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included earnout liability as of December 31, 2023, which was recognized in connection with the business combination in September 2021 and expired in September 2024. The Company had no financial instruments classified at Level 3 as of September 30, 2024.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three and nine months ended September 30, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$91,502	$—	$—	$91,502
Total fair value of assets	$91,502	$—	$—	$91,502

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$85,887	$—	$—	$85,887
Total fair value of assets	$85,887	$—	$—	$85,887

Financial liabilities
Earnout liability	$—	$—	$—	$—
Total fair value of financial liabilities	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability
Fair Value as of December 31, 2022	$18
Change in the fair value included in other expense	764
Fair Value as of March 31, 2023	$782
Change in the fair value included in other income	(420)
Fair Value as of June 30, 2023	$362
Change in the fair value included in other income	(334)
Fair Value as of September 30, 2023	$28

Fair Value as of December 31, 2023	$—
Change in the fair value included in other expense	20
Fair Value as of March 31, 2024	$20
Change in the fair value included in other expense	—
Fair Value as of June 30, 2024	$20
Change in the fair value included in other income	(20)
Fair Value as of September 30, 2024	$—

The estimated fair value of the earnout liability was determined using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the Company’s current common stock price, expected volatility, risk-free rate and expected term. On September 24, 2024, the earnout liability expired and the Earnout Shares (as defined in Note 7) that were previously held in escrow were forfeited and cancelled.

As of December 31, 2023, the fair value of the earnout liability was minimal. The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$—	Monte Carlo Simulation	Common stock price	$7.89
			Expected term (in years)	0.73
			Expected volatility	94.0%
			Risk-free interest rate	4.92%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	September 30, 2024	December 31, 2023
Research and development prepaid expenses	$968	$615
Prepaid insurance	212	877
Payroll tax credit receivable	250	250
Prepaid travel expenses	249	14
Other prepaid expenses and current assets	625	295
Total	$2,304	$2,051

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$2,711	$2,477
Lab equipment	2,036	1,973
Office furniture & fixtures	522	502
Computer equipment	300	145
Capitalized software	90	90
Property and equipment, gross	5,659	5,187
Less: accumulated depreciation and amortization	(3,588)	(2,460)
Property and equipment, net	$2,071	$2,727

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	September 30, 2024	December 31, 2023
Research and development accrued expenses	$4,894	$5,169
Accrued employee and related compensation expenses	2,571	1,767
Other	849	317
Total	$8,314	$7,253

Other non-current liabilities

The following table summarizes the details of other non-current liabilities as of the dates set forth below (in thousands):

	September 30, 2024	December 31, 2023
CIRM grant liability	$2,264	$2,264
Total	$2,264	$2,264

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through September 30, 2024, of which $0.7 million was received during the year ended December 31, 2023. As of September 30, 2024, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone. As of September 30, 2024 and December 31, 2023, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the condensed consolidated balance sheets.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023.

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

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Contingent Earnout Liability

Upon the closing of the business combination and pursuant to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Jasper Tx Corp., the Sponsor agreed to place the 105,000 earnout shares into escrow (the “Earnout Shares”), which would have been released as follows: (a) 25,000 Earnout Shares would have been released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) was greater than or equal to $115.00, (b) 50,000 Earnout Shares would have been released if, during the Earnout Period, the Applicable VWAP was greater than or equal to $150.00 and (c) 30,000 Earnout Shares would have been released if, during the Earnout Period, the Applicable VWAP was greater than or equal to $180.00 (the “triggering events”).

The Earnout Shares placed in escrow were legally issued and outstanding shares that participated in voting and dividends. Upon the closing of the business combination, the contingent obligation to release the Earnout Shares was accounted for as a liability-classified financial instrument upon the initial recognition because the triggering events that determined the number of shares required to be released from escrow included events that were not solely indexed to the common stock of the Company. The earnout liability was remeasured each reporting period with changes in fair value recognized in earnings. On September 24, 2024, the Earnout Shares were forfeited and cancelled, and the contingent liability’s value became zero, as the triggering events described above were not achieved during the Earnout Period.

The estimated fair value of the earnout liability was minimal as of December 31, 2023. The fair value was estimated at the end of each reporting period using a Monte Carlo simulation model. Assumptions used in the valuation as of December 31, 2023 are described in Note 3. The Company recognized a gain of less than $0.1 million for the three months ended September 30, 2024 and a gain of $0.3 million and a loss of less than $0.1 million for the three and nine months ended September 30, 2023, respectively, classified within change in fair value of earnout liability in the condensed consolidated statements of operations and comprehensive loss. The Company recognized minimal change in fair value of earnout liability during the nine months ended September 30, 2024.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2024, the Company leased approximately 13,400 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Lease cost
Operating lease cost	$504	$504
Short-term lease cost	96	2
Total lease cost	$600	$506

Supplemental information related to the Company’s operating leases is as follows:

	Nine Months Ended September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$859	$834
Weighted average remaining lease term (years)	1.86	2.9
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of September 30, 2024 (in thousands):

Amount
Year ending December 31,
2024 (remainder of the year)	$293
2025	1,187
2026	740
Total undiscounted lease payments	2,220
Less imputed interest	(151)
Total discounted lease payments	2,069
Less current portion of lease liability	(1,059)
Noncurrent portion of lease liability	$1,010

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of September 30, 2024, the Company has not yet exercised the Fanconi Anemia Option.

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

License Agreements

In March 2021, the Company entered into the Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of September 30, 2024, and no royalties were due as of such date. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, and recognized this as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively. No expenses were recognized for each of the three months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, no milestones were probable to be achieved and payable.

 Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024 and 2023, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024 and December 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 15,001,353 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company had common stock reserved for future issuance as follows:

	September 30, 2024	December 31, 2023
Outstanding and issued common stock options	1,556,014	1,040,875
Shares issuable upon exercise of common stock warrants	499,986	499,986
Shares available for grant under Equity Incentive Plans	1,865,794	119,014
Shares available for grant under Employee Stock Purchase Plans	1,000,000	111,958
Shares available for grant under 2022 Inducement Equity Incentive Plan	16,885	95,685
Total shares of common stock reserved	4,938,679	1,867,518

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on October 18, 2022. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. On April 28, 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. As of September 30, 2024, the Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

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

As of September 30, 2024, $75.0 million remained available under the ATM Prospectus.

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

As of September 30, 2024, $124.5 million remained available and unallocated under the New S-3.

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

On March 14, 2022, the 2022 Inducement Equity Incentive Plan became effective, and it was amended on June 2, 2023 to increase the maximum number of shares available for grant thereunder (as amended, the “2022 Inducement Plan”). Under the 2022 Inducement Plan, the Company may grant nonstatutory stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company.

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

As of September 30, 2024, 2,763,958 shares were reserved for issuance under the 2024 Plan, of which 1,865,794 shares were available for future grant and 898,164 shares were subject to outstanding awards including performance-based awards. As of September 30, 2024, 29,802 shares have been issued under the 2021 ESPP and 1,000,000 shares were reserved and available for future issuance under the 2024 ESPP. As of September 30, 2024, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 16,885 shares were available for future grant and 533,115 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, 2021 Plan, the 2022 Inducement Plan and the Company’s 2019 Equity Incentive Plan for the nine months ended September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	1,040,875	$19.82	8.55	$237
Options granted	621,617	$19.68
Options exercised	(31,596)	$9.50
Options cancelled/forfeited	(74,882)	$25.31
Balance, September 30, 2024	1,556,014	$19.71	8.48	$3,866
Vested and expected to vest, September 30, 2024	1,556,014	$19.71	8.48	$3,866
Exercisable, September 30, 2024	505,004	$20.44	7.37	$1,997

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2024 was less than $0.1 million and $0.5 million, respectively, and less than $0.1 million and $0.4 million during the three and nine months ended September 30, 2023, respectively.

The total fair value of options that vested during the nine months ended September 30, 2024 and 2023, was $4.5 million and $2.7 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023, was $16.89 and $13.48 per share, respectively.

Unrecognized stock-based compensation for stock options as of September 30, 2024 was $14.8 million, which is expected to be recognized over a weighted-average period of 2.8 years, including less than $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance-Based Stock Options

The following table summarizes the performance-based stock options activity under the 2024 Plan and 2021 Plan for the nine months ended September 30, 2024:

	Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	46,394		$14.19	7.06	$24
Options granted	—	$
Options cancelled/forfeited	(500)		$35.40
Balance, September 30, 2024	45,894		$13.95	6.30	$359
Vested and expected to vest, September 30, 2024	45,894		$13.95	6.30	$359
Exercisable, September 30, 2024	30,893		$7.33	5.68	$359

Restricted Stock Units (RSUs)

As of December 31, 2023, the Company had no unvested outstanding RSUs and no RSUs were granted during the nine months ended September 30, 2024.

Performance Restricted Stock Units (PSUs)

The following table provides a summary of PSU activity under the 2024 Plan during the nine months ended September 30, 2024:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock units at December 31, 2023	—	$—
Granted	20,000	$21.90
Unvested performance-based restricted stock units at September 30, 2024	20,000	$21.90
Outstanding performance-based restricted stock units at September 30, 2024	20,000	$21.90

In June 2024, the Company granted PSUs for 20,000 shares that will vest in full if the closing price of the Company’s common stock on the Nasdaq Capital Market reaches or exceeds $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days within two years from the grant date. If the vesting condition is not met within two years from the grant date, the PSUs will be forfeited. The Company concluded that issued PSUs are equity-based awards and include a market based vesting condition. The Company used a Monte Carlo simulation model to estimate the fair value of the PSUs with the following assumptions: common stock fair value of $23.95, which was the closing market price of the Company’s common stock at the grant date, volatility of 133.00%, risk free rate of 4.87%, vesting term of 2.0 years. Total estimated fair value of $0.4 million is recognized as stock-based compensation expense over the 0.4 years, the derived requisite service period from the grant date.

Employee Stock Purchase Plan

The Company issued 10,861 and 6,498 shares of common stock under the 2021 ESPP during the nine months ended September 30, 2024 and 2023, respectively, and recognized $0.1 million compensation expense related to the 2021 ESPP during each of the nine months ended September 30, 2024 and 2023. The Company did not issue any shares of common stock under the 2021 ESPP during the three months ended September 30, 2024 and 2023 and recognized zero and less than $0.1 million compensation expense related to the 2021 ESPP during the three months ended September 30, 2024 and 2023, respectively. The Company did not issue any shares of common stock under the 2024 ESPP during each of the three and nine months ended September 30, 2024 and 2023. The Company recognized $0.1 million compensation expense related to the 2024 ESPP during each of the three and nine months ended September 30, 2024. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP as of September 30, 2024. There was $0.1 million unamortized stock-based compensation for shares issuable under the 2024 ESPP as of September 30, 2024, which is expected to be recognized over a weighted-average period of 0.2 years. The Company recorded $0.2 million in accrued expenses and other current liabilities related to contributions withheld as of September 30, 2024.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$1,420	$1,014	$3,249	$2,713
Research and development	578	381	1,400	1,340
	$1,998	$1,395	$4,649	$4,053

The Company recognized $0.3 million of stock-based compensation expense related to performance-based options, PSUs and RSUs during each of the three and nine months ended September 30, 2024. The Company recognized $0.1 million of stock-based compensation income and less than $0.1 million of stock-based compensation expense related to performance-based options, PSUs and RSUs during the three and nine months ended September 30, 2023, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	5.75-6.08	5.46 – 6.08	5.50-6.08	5.25 – 6.08
Expected volatility	119.6%-123.10%	108.08% – 108.88%	112.09%-123.10%	103.31% – 108.98%
Risk-free interest rate	3.63%-3.99%	4.12% – 4.55%	3.63%-4.50%	3.45% – 4.55%
Expected dividend yield	—	—	—	—

Valuation of Employee Stock Purchase Plan Awards

The grant date fair value of 2024 ESPP awards granted during the three and nine months ended September 30, 2024 and 2021 ESPP awards granted during the nine months ended September 30, 2023 was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	0.38	—	0.38	0.5
Expected volatility	67.74%	—	67.74%	266.24%
Risk-free interest rate	5.33%	—	5.33%	5.39
Expected dividend yield	—	—	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(18,637)	$(17,544)	$(46,948)	$(47,884)
Denominator:
Weighted average common shares outstanding	15,097,527	11,081,216	14,544,955	10,349,384
Less: Weighted-average unvested restricted shares	—	(4,271)	—	(9,404)
Less: Shares subject to earnout	(97,011)	(105,000)	(102,318)	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	15,000,516	10,971,945	14,442,637	10,234,980

Net loss per share attributable to common stockholders – basic and diluted	$(1.24)	$(1.60)	$(3.25)	$(4.68)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding and issued common stock options	1,556,014	1,027,178	1,556,014	1,027,178
Shares issuable upon exercise of common stock warrants	499,986	499,986	499,986	499,986
Unvested performance-based restricted stock units	20,000	—	20,000	—
Unvested restricted common stock	—	2,353	—	2,353
Unvested restricted stock units	—	107,668	—	107,668
Total	2,076,000	1,637,185	2,076,000	1,637,185

NOTE 12. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Company’s Board of Directors (the “Board”), and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for the founders’ advisory and consulting services performed for each of the three months ended September 30, 2024 and 2023. The Company recorded $0.2 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, for each of the nine months ended September 30, 2024 and 2023. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million in accounts payable, accrued expenses and other current liabilities related to advisory and consulting services performed by Dr. Shizuru as of September 30, 2024. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the Board of Directors of an information technology service provider that the Company has historically utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three and nine months ended September 30, 2024, the Company paid that service provider $0.2 million and $1.1 million, respectively, for various information technology support services.

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

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and Asthma. We also have ongoing programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells from skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases. Development highlights include:

●	We commenced the Phase 1b/2a BEACON study in CSU in early 2024,

●	We commenced the Phase 1b/2a SPOTLIGHT study in CIndU in early 2024. In October 2024, we presented positive preliminary data from the study showing the following for the 6-week preliminary analysis period following dosing:

o	Across both dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response,

o	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response, and

o	Briquilimab was well tolerated in the study, with no serious adverse events (SAEs) and no grade 3 or higher adverse events (AEs) reported,

●	We are commencing a Phase 1b/2a study in Asthma, and

●	We are actively evaluating the potential for briquilimab in additional mast cell driven diseases.

We also believe that utilizing briquilimab to block SCF binding and signaling can selectively result in the depletion of diseased hematopoietic stem cells (“HSCs”) from the bone marrow in certain hematologic malignancies such as myelodysplastic syndrome (“MDS”). We evaluated briquilimab in a Phase 1 trial as a second-line therapy in patients with Lower to Intermediate Risk Myelodysplastic Syndrome (“LR-MDS”) and briquilimab demonstrated an ability to deplete diseased HSCs and was well-tolerated by patients without exacerbating pre-existing anemia, neutropenia or thrombocytopenia. However, the reduction in diseased HSCs did not ultimately translate into an improvement in hematopoiesis for patients, and as a result we have discontinued development of briquilimab in LR-MDS. We are also developing briquilimab as a one-time conditioning therapy in severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we are currently conducting a Phase 1/2 clinical trial. Briquilimab is also being studied by our academic and institutional partners, Stanford University and the National Institutes of Health, in other transplant settings, including Fanconi Anemia (“FA”), sickle cell disease (“SCD”), chronic granulomatous disease and GATA-2 Type MDS.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three and nine months ended September 30, 2024, we incurred net losses of $18.6 million and $46.9 million, respectively. During the three and nine months ended September 30, 2023, we incurred net losses of $17.5 million and $47.9 million, respectively. During the nine months ended September 30, 2024 and 2023, we had negative cash flows from operations of $41.5 million and $35.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $216.5 million.

We had cash and cash equivalents of $92.5 million as of September 30, 2024. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Other Income (Expense), Net

Other income (expense), net includes foreign currency transactions gains and losses, interest income, changes in the fair value of common stock warrant liability and earnout liability. These financial instruments were classified as liabilities in our condensed consolidated balance sheets and re-measured at each reporting period end until they are exercised, settled or have expired. In January 2023, all outstanding common stock warrants met equity classification and are no longer remeasured. The estimated fair value of the earnout liability was minimal as of December 31, 2023, due to the price of our common stock relative to the price that would trigger a release of the earnout shares. The earnout liability expired in September 2024 as the common stock price targets were not achieved prior to the expiration of the earnout period.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$14,455	$14,848	$(393)	(3)
General and administrative	5,434	4,514	920	20
Total operating expenses	19,889	19,362	527	3
Loss from operations	(19,889)	(19,362)	(527)	3
Interest income	1,284	1,433	(149)	(10)
Change in fair value of earnout liability	20	334	(314)	(94)
Other (expense) income, net	(52)	51	(103)	(202)
Total other income, net	1,252	1,818	(566)	(31)
Net loss and comprehensive loss	$(18,637)	$(17,544)	$(1,093)	6

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$5,925	$9,372	$(3,447)	(37)
Consulting costs	1,361	1,183	178	15
Other research and development costs, including laboratory materials and supplies	1,157	573	584	102
Total external costs	8,443	11,128	(2,685)	(24)

Internal costs:
Personnel-related costs	4,002	2,452	1,550	63
Facilities and overhead costs	2,010	1,268	742	59
Total internal costs	6,012	3,720	2,292	62
Total research and development expense:	$14,455	$14,848	$(393)	(3)

Research and development expenses decreased by $0.4 million, from $14.8 million for the three months ended September 30, 2023 to $14.5 million for the three months ended September 30, 2024, mainly due to a decrease in product development activities.

External clinical research organizations (“CRO”), contract manufacturing organizations (“CMO”) and other third-party preclinical studies and clinical trials expenses decreased by $3.5 million, from $9.4 million for the three months ended September 30, 2023 to $5.9 million for the three months ended September 30, 2024. The decrease is primarily due to a $5.3 million decrease in manufacturing expenses, partially offset by an increase of $1.8 million in CRO expenses and an increase of $0.1 million in other clinical studies and trial related expenses. Expenses related to professional consulting services increased by $0.2 million, from $1.2 million for the three months ended September 30, 2023 to $1.4 million for the three months ended September 30, 2024, due to additional work performed by consultants related to our pre-clinical studies. Other external research and development costs increased by $0.6 million, from $0.6 million for the three months ended September 30, 2023 to $1.2 million for the three months ended September 30, 2024 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Briquilimab platform	$3,228	$8,478
Chronic Urticarias	3,110	641
SCID clinical trial	632	881
MDS/AML clinical trial	442	908
Other	1,031	220
Total external costs	$8,443	$11,128

Personnel-related costs, including employee payroll and related expenses, increased by $1.5 million, from $2.5 million for the three months ended September 30, 2023 to $4.0 million for the three months ended September 30, 2024, as a result of hiring additional employees in our research and development organization. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development, which increased by $0.7 million, from $1.3 million for the three months ended September 30, 2023 to $2.0 million for the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, from $4.5 million for the three months ended September 30, 2023 to $5.4 million for the three months ended September 30, 2024. Employee payroll and related expenses increased by $0.8 million, from $2.2 million for the three months ended September 30, 2023 to $3.0 million for the three months ended September 30, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $1.4 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively. Expenses related to professional consulting services increased by $0.1 million, from $1.9 million for the three months ended September 30, 2023 to $2.0 million for the three months ended September 30, 2024. Rent expenses increased by $0.1 million, from $0.2 million for the three months ended September 30, 2023 to $0.3 million for the three months ended September 30, 2024, primarily related to a new short-term lease.

Total Other Income, Net

Total other income, net decreased by $0.5 million, from $1.8 million for the three months ended September 30, 2023 to $1.3 million for the three months ended September 30, 2024.

Interest income decreased by $0.1 million, from $1.4 million for the three months ended September 30, 2023 to $1.3 million for the three months ended September 30, 2024, primarily due to lower cash balances invested in money market funds.

Our earnout liability related to the sponsor earnout shares placed in escrow upon the closing of the business combination in September 2021. These shares would have been released from escrow upon achieving agreed-upon common stock price targets within the specified period. The common stock price targets were not achieved prior to the expiration of the earnout period in September 2024. Refer to Note 7 in our condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for additional details. The earnout liability was recorded at fair value using a Monte Carlo simulation model and re-measured at each period end until it expired. The significant inputs used in the Monte Carlo model included the expected volatility of our common stock, the expected risk-free interest rate, the expected common stock closing price and the expected term when shares would be released. We recognized $0.3 million of other income related to changes in the fair value of the earnout liability for the three months ended September 30, 2023. The earnout liability was valued at zero at the expiration date and less than $0.1 million was recognized as other income for the three months ended September 30, 2024.

Other income (expense), net is comprised of foreign currency transactions gains and losses and was $0.1 million gain and $0.1 million loss for the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$36,049	$37,950	$(1,901)	(5)
General and administrative	14,905	13,186	1,719	13
Total operating expenses	50,954	51,136	(182)	0
Loss from operations	(50,954)	(51,136)	182	0
Interest income	4,120	3,965	155	4
Change in fair value of earnout liability	—	(10)	10	(100)
Change in fair value of common stock warrant liability	—	(575)	575	(100)
Other expense, net	(114)	(128)	14	(11)
Total other income, net	4,006	3,252	754	23
Net loss and comprehensive loss	$(46,948)	$(47,884)	$936	(2)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
External costs:
CRO, CMO and other third-party preclinical studies and clinical trials	$13,847	$21,804	$(7,957)	(36)
Consulting costs	3,854	3,428	426	12
Other research and development costs, including laboratory materials and supplies	2,909	1,787	1,122	63
Total external costs	20,610	27,019	(6,409)	(24)

Internal costs:
Personnel-related costs	10,830	7,407	3,423	46
Facilities and overhead costs	4,609	3,524	1,085	31
Total internal costs	15,439	10,931	4,508	41
Total research and development expense:	$36,049	$37,950	$(1,901)	(5)

Research and development expenses decreased by $2.0 million, from $38.0 million for the nine months ended September 30, 2023 to $36.0 million for the nine months ended September 30, 2024, mainly due to a decrease in product development activities.

External CRO, CMO and other third-party preclinical studies and clinical trials expenses decreased by $8.0 million, from $21.8 million for the nine months ended September 30, 2023 to $13.8 million for the nine months ended September 30, 2024. The decrease is primarily due to a $12.0 million decrease in manufacturing expenses and a $0.4 million decrease in expenses related to pre-clinical studies, partially offset by an increase of $4.3 million in CRO expenses and an increase of $0.1 million in other clinical studies and trial related expenses. Expenses related to professional consulting services increased by $0.4 million, from $3.4 million for the nine months ended September 30, 2023 to $3.9 million for the nine months ended September 30, 2024, due to additional work performed by consultants related to our pre-clinical studies. Other external research and development costs increased by $1.1 million, from $1.8 million for the nine months ended September 30, 2023 to $2.9 million for the nine months ended September 30, 2024 due to increases in purchases of laboratory materials and supplies and other miscellaneous costs.

Our external costs by program for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Chronic Urticarias	$7,956	$1,648
Briquilimab platform	7,864	19,231
SCID clinical trial	1,639	1,673
MDS/AML clinical trial	1,511	3,442
Other	1,640	1,025
Total external costs	$20,610	$27,019

Personnel-related costs, including employee payroll and related expenses increased by $3.4 million, from $7.4 million for the nine months ended September 30, 2023 to $10.8 million for the nine months ended September 30, 2024, as a result of hiring additional employees in our research and development organization. Facilities and overheads include common facilities, human resources and information technology related expenses allocated to research and development, which increased by $1.1 million, from $3.5 million for the nine months ended September 30, 2023 to $4.6 million for the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, from $13.2 million for the nine months ended September 30, 2023 to $14.9 million for the nine months ended September 30, 2024. Employee payroll and related expenses increased by $2.4 million, from $5.8 million for the nine months ended September 30, 2023 to $8.2 million for the nine months ended September 30, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses were $3.2 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. Expenses related to professional consulting services were $5.3 million for each of the nine months ended September 30, 2024 and 2023. Rent expenses were $0.6 million for each of the nine months ended September 30, 2024 and 2023. Other expenses, including insurance, office supplies, subscriptions and other miscellaneous expenses, decreased by $0.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily related to decreased insurance expenses, investor and public relations related expenses and expensed software.

Total Other Income, Net

Total other income, net increased by $0.7 million, from $3.3 million for the nine months ended September 30, 2023 to $4.0 million for the nine months ended September 30, 2024.

Interest income increased by $0.1 million, from $4.0 million for the nine months ended September 30, 2023 to $4.1 million for the nine months ended September 30, 2024, primarily due to higher cash balances invested in money market funds.

We recognized $0.6 million of other expenses related to the change in the fair value of the common stock warrants for the nine months ended September 30, 2023. These warrants are publicly traded, were classified as liabilities and were remeasured at fair value, which was the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, an investor converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Our earnout liability related to the sponsor earnout shares placed in escrow upon the closing of the business combination in September 2021. These shares would have been released from escrow upon achieving agreed-upon common stock price targets within the specified period. The common stock price targets were not achieved and the earnout liability expired in September 2024. We recognized zero and less than $0.1 million of other expense related to the changes in the fair value of the earnout liability for the nine months ended September 30, 2024 and 2023, respectively.

Other expense, net is comprised of foreign currency transactions gains and losses and was $0.1 million loss for each of the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $92.5 million of cash and cash equivalents.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As of September 30, 2024, there have been no sales pursuant to the ATM Prospectus.

In February 2024, we closed an underwritten offering that was conducted off the S-3 and issued 3,900,000 shares of common stock for net proceeds of $47.2 million. As of September 30, 2024, $75.0 million remained allocated and available under the ATM Prospectus and $124.5 million remained available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2024, we had an accumulated deficit of $216.5 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Quarterly Report. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2024.

Leases

In August 2020 and January 2022, we leased approximately 13,400 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of September 30, 2024, our rent commitments under the lease agreement were $1.2 million within the next 12 months from September 30, 2024, and $1.0 million for the remainder of the lease term.

Stanford License Agreement

In March 2021, we entered into the Stanford License Agreement. In July 2023, we entered into an amendment to the Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of September 30, 2024, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(41,468)	$(35,588)
Net cash used in investing activities	(456)	(37)
Net cash provided by financing activities	47,539	101,242
Net increase in cash and cash equivalents and restricted cash	$5,615	$65,617

Cash Flows Used in Operating Activities

Net cash used in operating activities was $41.5 million and $35.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash used in operating activities in the nine months ended September 30, 2024 was primarily due to our net loss for the period of $46.9 million, adjusted by non-cash net loss of $6.1 million and a net change of $0.7 million in our net operating assets and liabilities. The non-cash amounts consisted of $4.6 million related to stock-based compensation expense, $1.1 million related to depreciation and amortization expense and $0.4 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $1.1 million in accounts payable, a decrease of $0.7 million in operating lease liability and an increase of $0.3 million in prepaid expenses and other current assets, offset by an increase of $1.1 million in accrued expenses and other current liabilities and a decrease of $0.3 million in other non-current assets.

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

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.5 million and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, which primarily consisted of leasehold improvements, purchases of the computer and lab equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $47.5 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering of $47.2 million, cash received from the exercise of stock options of $0.3 million and cash received from the issuance of common stock in connection with purchases under our employee stock purchase plan of less than $0.1 million.

Cash provided by financing activities for the nine months ended September 30, 2023 was $101.2 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering and the ATM Offering of $101.5 million, cash received from the exercise of stock options of $0.4 million and cash received from the issuance of common stock in connection with purchases under our employee stock purchase plan of less than $0.1 million, partially offset by taxes withheld and paid related to net settlement of equity awards of $0.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the nine months ended September 30, 2024 and 2023, we reported net losses of $46.9 million and $47.9 million, respectively. For the nine months ended September 30, 2024 and 2023, we reported negative operating cash flows of $41.5 million and $35.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $216.5 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”), Asthma and other indications;

●	continue the open label Phase 1/2 clinical trial for briquilimab for Severe Combined Immunodeficiency (“SCID”) and the Phase 1b/2a clinical trial of subcutaneous briquilimab for the treatment of CIndU;

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of September 30, 2024, our cash and cash equivalents were $92.5 million and we had an accumulated deficit of $216.5 million. Although we raised total estimated net proceeds of $47.2 million in February 2024 in connection with the issuance and sale of 3,900,000 shares of our common stock in an underwritten offering, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus with the SEC in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the ATM Prospectus as of September 30, 2024. In February 2024, we issued and sold 3,900,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration Statement for an estimated net proceeds of $47.2 million pursuant an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein.

As of September 30, 2024, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the Shelf Registration Statement.

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

Our management believes that our existing cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operating plan for at least twelve months from the date of filing of this Quarterly Report.  However, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. If we are unable to obtain funding when and as needed on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we will need to raise additional financing to continue our products’ development.

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report. Our financial statements as of September 30, 2024 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize additional product candidates based on, or complementary with, our technology platform. We are currently enrolling patients in a Phase 1b/2a trial evaluating briquilimab in patients with CSU, a Phase1b/2a trial evaluating briquilimab in patients with CIndU, a Phase 1b/2a asthma challenge study evaluating briquilimab in asthma and a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients. We are also in the process of initiating other product development programs in mast cell driven diseases that are still in the research or preclinical stage of development. Our research programs may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on January 10, 2023, we announced, as part of an overall portfolio prioritization, that we will focus on the development of our lead product candidate, briquilimab (formerly known as JSP191), in chronic mast and stem cell diseases as well as a conditioning agent for stem cell transplant in rare diseases. This portfolio includes new programs as a therapeutic for patients with CSU, CIndU and asthma, along with our existing program for briquilimab as a conditioning agent for stem cell transplant in patients with sickle cell disease, Fanconi anemia or severe combined immunodeficiency. In addition, in May 2024, we announced the expansion of our mast cell development program with a Phase 1b/2a study evaluating briquilimab in asthma patients. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of September 30, 2024, we had 60 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 3, 2023 to December 31, 2023, our closing stock price ranged from $4.24 to $27.40 per share, and from January 2, 2024 to November 6, 2024, our closing stock price ranged from $6.63 to $30.00 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of September 30, 2024, our directors and executive officers and their affiliates beneficially owned approximately 19.84% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of September 30, 2024, 1,865,794 shares and 1,000,000 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of September 30, 2024, 16,885 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of September 30, 2024, options to purchase an aggregate of 1,556,014 shares of our common stock, 20,000 performance-based restricted stock units and no restricted stock units were outstanding, and we have granted additional options to purchase shares of our common stock after this date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

JASPER THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)