Form 10-K
period 2024-12-31
Jasper Therapeutics, Inc.
filed 2025-02-28
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $281.0 million based on the closing price of the registrant’s common stock on June 30, 2024 of $22.70 per share, as reported by the Nasdaq Capital Market.

As of February 25, 2025, the number of shares of the registrant’s common stock outstanding was 15,022,122 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On September 24, 2021, we consummated the previously announced Business Combination (as defined below) (pursuant to the Business Combination Agreement, dated May 5, 2021, by and among AMHC, Ample Merger Sub, Inc. (“Merger Sub”) and Old Jasper). Pursuant to the terms of the Business Combination Agreement, a business combination (herein referred to as the “Business Combination” or “Reverse Recapitalization” for accounting purposes) between AMHC and Old Jasper was effected through the merger of Merger Sub with and into Old Jasper with Old Jasper surviving as AMHC’s wholly-owned subsidiary. In connection with the Business Combination, AMHC changed its name from Amplitude Healthcare Acquisition Corporation to Jasper Therapeutics, Inc.

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

Forward-looking statements in this Annual Report on Form 10-K may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the impact of the Business Combination on our business, financial condition, liquidity and results of operations;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on The Nasdaq Stock Market LLC (“Nasdaq”);

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

ii

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology; and

●	our ability to maintain existing license agreements and manufacturing arrangements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and Asthma. We are evaluating additional indications in mast cell driven diseases for potential future development and we have also historically supported development programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as and stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as asthma and chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases. Development highlights include:

●	We commenced the Phase 1b/2a BEACON study in CSU in late 2023 and in January 2025, we presented positive preliminary data as of December 31, 2024 from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data are as follows:

○	Briquilimab demonstrated a rapid onset of clinical efficacy:

●	Clinical responses were seen as early as 1 week post-dose; and

●	Complete responses were observed as early as week 2 post-dose

○	Briquilimab drove deep and meaningful clinical responses:

●	UAS7 reductions of as much as 29 points were noted 4 weeks post-dose (120mg Q12W); and

●	100% complete responses through 8 weeks were demonstrated at the 240mg dose level

○	Dose dependent durability was observed in complete responses and well-controlled disease

●	Complete responses showed durability out to:

●	4 weeks at 120mg

●	6 weeks at 180mg

●	8 weeks at 240mg

○	Briquilimab was well tolerated and demonstrated a favorable safety profile:

●	C-kit related adverse events (“AEs”) were low frequency, transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to c-Kit blockade

●	We commenced the Phase 1b/2a SPOTLIGHT study in CIndU in early 2024. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing, as follows:

○	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response;

○	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response; and

○	Briquilimab has been well-tolerated in the study, with no serious adverse events (“SAEs”) and no grade 3 or higher adverse events reported

●	We commenced an Open Label Extension (the “OLE”) study whereby the participants from BEACON and SPOTLIGHT, on study completion, may roll over to the study, to receive 180mg SC briquilimab every 8 weeks.

●	We commenced a Phase 1b/2a ETESIAN study in Asthma in late 2024.

●	We are actively evaluating the potential for briquilimab in additional mast cell driven diseases.

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

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of hematopoietic stem cells (“HSCs”).

Briquilimab

We believe briquilimab is a unique, humanized, monoclonal antibody that targets the underlying biology of mast cell survival to potentially serve as a therapeutic to prevent mast cell driven diseases. In addition, we believe briquilimab targets a key differentiation pathway for HSCs and may be developed to improve the efficacy and safety of hematopoietic stem cell transplantation. Briquilimab binds to human c-Kit, the receptor for SCF, which is expressed on the surface of various cells, including mast cells and hematopoietic stem and progenitor cells. The interaction of SCF and c-Kit is required for mast cells to survive and for HSCs to remain in the bone marrow. By blocking SCF from binding to c-Kit and disrupting these critical signals, briquilimab leads to the depletion of mast cells in the skin and the differentiation of stem cells in the bone marrow. Briquilimab is designed to bind to c-Kit with a greater affinity than SCF.

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

We are focused on advancing Briquilimab in development as a chronic therapy in mast cell driven diseases such as CSU, CIndU, Asthma and other mast cell driven indications currently under evaluation. We also currently have an ongoing study evaluating Briquilimab as a conditioning agent to clear HSCs from the bone marrow prior to re-transplant in patients with SCID.

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

In late 2023, we commenced a Phase 1b/2a clinical study in patients with CSU. CSU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks due to either an unknown cause, Type I autoimmunity with Immunoglobulin E antibodies (“IgE”) against self or Type IIb autoimmunity with activating antibodies directed at mast cells. CSU is thought to affect over five million patients in the United States, France, Germany, Italy, Spain, and the United Kingdom. The U.S. Food and Drug Administration (the “FDA”)-approved drug therapy for CSU includes second generation H1-antihistamines for first line use followed by consideration for use of omalizumab, a monoclonal antibody directed at circulating IgE. The biologic rationale for both of these therapies is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells and omalizumab is designed to reduce IgE, which is thought to be a trigger of mast cell activation. Based on human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin and from data in a study of CSU patients showing that an anti-c-Kit antibody can control disease symptoms, we believe that briquilimab could be effective therapy for CSU patients. The Phase 1b/2a study is a monotherapy study being conducted in CSU patients who are refractory to antihistamine therapy and who have had an inadequate response to omalizumab. The study design has three parts. The first part is an open-label 3+3 dose escalation with two dose cohorts (10mg and 40mg). The second part consists of seven dose cohorts (80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, 240mg Q8W and 240mg followed by 180mg Q8W) in a double-blind placebo controlled format. The final part is a single dose cohort with two dose levels being explored (240mg single-dose and 360mg single-dose) in a double-blind placebo controlled format.

Figure 3 – Study Design for the Phase 1b/2a CSU Study

We commenced the Phase 1b/2a BEACON study in CSU in late 2023. In January 2025, we presented positive preliminary data from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, 240mg single-dose). Patient duration on study as of the cutoff date for the data presented was as long as 28 weeks:

o	Briquilimab demonstrated a rapid onset of deep clinical responses

●	UAS7 reductions with much as 29 points noted 4 weeks post-dose (120mg Q12W)

●	Clinical responses seen as early as 1 week post dose and complete responses demonstrated as early as week 2

●	100% complete responses through 8 weeks demonstrated at the 240mg dose level

o	Dose dependent durability observed in complete responses and well-controlled disease

●	Complete responses showed durability out to 4 weeks (120mg), 6 weeks (180mg) and 8 weeks (240mg)

●	Well controlled disease durable to 4 weeks at 120mg (75%), 6 weeks at 180mg (43%) and 8 weeks at 240mg (100%)

o	Briquilimab was well-tolerated and demonstrated a favorable safety profile

●	C-kit related AEs were low frequency, transient, low-grade events

●	C-kit related AEs were low frequency, transient, low-grade events

●	The majority of AEs observed resolved while on study prior to subsequent doses

●	No dose delays, missed doses or discontinuations reported due to AEs possibly related to c-Kit blockade

We are also conducting a Phase 1b/2a clinical study in patients with CIndU. Similar to CSU, CIndU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks, but CIndU is induced by specific physical or environmental stimuli, including cold, heat, exercise, pressure, sunlight and others. CIndU includes physical urticarias, such as symptomatic dermographism and cold urticaria, as well as non-physical urticarias caused by exposure to specific stimuli, such as cholinergic urticaria and aquagenic urticaria.

The FDA-approved drug therapy for CIndU consists solely of second generation H1-antihistamines. The biologic rationale for this therapy is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells. CIndU is thought to affect over two million patients in the United States, France, Germany, Italy, Spain and the United Kingdom. Approximately 40% of these patients’ CIndU is not controlled by first line antihistamines and these patients could be eligible for biologic therapy depending on disease severity. Based on preclinical and human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin, we believe that briquilimab could be an effective therapeutic for CIndU patients. The Phase 1b/2a study is a monotherapy study being conducted in CIndU patients who are refractory to antihistamine therapy. The study design contains a single dose in three dosing cohorts (40mg, 120mg and 180mg) with a provocation test measured at 12 weeks post-dosing.

Figure 4 – Study Design for the Phase 1b/2a CIndU Study

We commenced the Phase 1b/2a SPOTLIGHT study in CIndU in early 2024. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing:

o	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response,

o	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response, and

o	Briquilimab has been well-tolerated in the study, no SAEs and no grade 3 or higher AEs reported

Briquilimab in Asthma

Allergic asthma is a form of asthma triggered by specific allergens that leads to constriction of smooth muscles in the airways, cellular infiltration of various immune mediators and excess production of mucus. Patients with allergic asthma may have an increased number of mast cells in the bronchi and mast cells are believed to not only be a direct driver of inflammation the asthmatic response, but to also be recruiters of other cell types that contribute to that inflammation. Given these factors, we believe that asthma may be responsive to agents that modulate mast cell response, including antihistamines and anti-IgE monoclonal antibody therapy.

In late 2024, we commenced a Phase 1b/2a clinical study in patients with allergic asthma. The Phase 1b/2a study is a double-blind placebo controlled single-dose monotherapy allergen challenge study being conducted in allergic asthma patients. Patients enrolled in the study will either receive placebo, or a single 180mg dose of briquilimab. Endpoints evaluated will include both asthmatic response, as measured by % decrease in FEV1 relative to baseline, and change in airway hyperresponsiveness from baseline, and both will be measured at 6 weeks post-dose and 12 weeks post-dose.

Figure 5 – Study Design for the Phase 1b/2a Asthma Study

Briquilimab in Other Mast Cell Disorders

Mast cells may also be the key cellular target for a number of other inflammatory or autoimmune diseases outside of the chronic urticarias and asthma, such as atopic dermatitis, eosinophilic esophagitis or prurigo nodularis.

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

SCID is a genetically heterogeneous group of over 20 monogenic conditions of the immune system characterized by the lack of normal T lymphocyte development, in addition to deficiencies of B cells, NK cells, or both in some forms which is currently curable only by hematopoietic cell transplant (“HCT”). The incidence of SCID is estimated at one in 80,000 live births across all ethnic groups. Due to the toxicities associated with the current chemotherapy regimens used in standard allogeneic HCT to deplete endogenous HSC, some centers do not use conditioning regimens. SCID patients who undergo unconditioned HCT have relatively improved overall survival but often experience incomplete immune reconstitution characterized by inadequate T cell numbers and/or ongoing deficiency of B cell humoral immunity. This issue occurs more frequently in those patients who do not have a human leukocyte antigen-matched donor and who therefore receive T cell depleted haploidentical donor grafts.

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

We believe briquilimab has enabled immune reconstitution for patients based on naïve CD4+ T-cell levels and has shown clinical benefit in T-B-SCID patients in a re-transplant setting. Patients have shown resolution of chronic infections, independence from or reduction of IVIG therapy and antibody response to vaccine challenge. Through December 31, 2024, in this open label clinical trial, eleven T-B-SCID re-transplant patients have been treated in the ongoing SCID Phase 1/2 study. Seven of the eleven transplanted patients with 1- 5 years of follow-up have shown engraftment of donor cells and production of functional immune cells. No briquilimab treatment-related “SAEs” have been reported through December 31, 2023 in this clinical trial.

The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. In addition, both the FDA and the European Medicines Agency (“EMA”) have granted orphan drug designation to briquilimab for conditioning treatment prior to hematopoietic stem cell transplantation.

Stem Cell Transplant Indications

We have historically evaluated briquilimab in a number of stem cell transplant indications, including patients with Fanconi Anemia (“FA”), Sickle Cell Disease (“SCD”), Chronic Granulomatous Disease (“CGD”), GATA-2 MDS and others through Investigator Sponsored Trials (“ISTs”) run by partners including the National Institute of Health (“NIH”), the National Heart, Lung, and Blood Institute, the National Institute of Allergy and Infectious Diseases, the National Cancer Institute and Stanford University.

While promising data has been generated to date in FA, SCD, CGD and GATA-2 MDS, given our corporate focus on mast cell driven diseases, we have discontinued these ISTs and we have no plans to pursue additional clinical development in these indications.

Our Strategy

Our goal is to develop and commercialize briquilimab as a safe and efficacious therapeutic to address the significant unmet medical need for patients suffering from mast cell driven diseases such as CSU, CIndU and Asthma. As part of our strategy, we aim to:

Build a leading biotechnology company to enable cures via immune modulation. We are bringing together a team of biotech veterans, leading academic institutions and a strong syndicate of healthcare-focused investors to achieve our vision of developing and commercializing therapeutics with a focus on mast cell driven diseases.

Advance the development of briquilimab as a chronic therapeutic in mast cell driven diseases. We are focused on developing briquilimab as a repeat dose therapy for disorders of mast cells, including CSU, CIndU, Asthma and additional mast cell driven indications currently under pre-clinical evaluation utilizing our proprietary Jasper Mouse.

Commercialize our product candidates to expand the use of effective and safe mast cell therapies for patients and physicians in our target markets. If approved, we plan to bring our product candidates to the American, European and Japanese markets, focusing on the top physicians and hospital-based prescribers who administer the majority of mast cell therapies.

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

In-licensed Amgen Portfolio

We have exclusively licensed a patent family from Amgen applicable to our clinical development programs that contain patents and applications directed to humanized c-kit antibody. As of February 14, 2025, this patent portfolio includes three issued U.S. patents and one European patent, as well as granted patents in Australia, Canada, Japan, and Mexico, and pending patent applications in Europe and Hong Kong. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

In-licensed Stanford Portfolio

We have an exclusive license in the field of use of briquilimab for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated to a patent family from Stanford University applicable to targeted conditioning that contains patents and applications directed to immunodepletion of endogenous stem cell niche prior to hematopoietic stem cell transplantation. As of February 14, 2025, this patent portfolio includes two issued U.S. patents and two European patents, as well as pending U.S., European, and Hong Kong patent applications. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

Jasper Portfolio

As of February 14, 2025, we own six patent families directed to compositions and/or methods for hematopoietic stem cell transplantation, one patent family directed to other methods of treating certain hematopoietic malignancies, three patent families directed to treating mast cell-driven disease, and one patent family directed to therapeutic efficacy testing models. These patent families include two pending U.S. provisional applications, five pending U.S. utility applications, four pending Patent Cooperation Treaty applications, and applications pending in Europe, and certain other jurisdictions. Any patents that grant from these applications would be expected to expire in 2042 to 2046, absent any applicable patent term extensions.

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

Competitors for our briquilimab c-Kit targeted therapeutic program include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to c-Kit that is being studied in mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to c-Kit for mast cell diseases;

●	Blueprint Medicines, which is developing a small molecule c-Kit inhibitor for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations;

●	completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	submission to the FDA of an investigational new drug (“ IND”) application for human clinical testing, which must become effective before human clinical trials may begin;

●	approval by an institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with cGCPs;

●	preparation and submission to the FDA of a biologics license application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

●	satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and good clinical practices (“GCP”), and the integrity of clinical data in support of the BLA;

●	payment of user fees under the Prescription Drug User Fee Act (“PDUFA”);

●	securing FDA approval of the BLA and licensure of the new biologic product; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post-marketing commitments required by the FDA.

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

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after licensure. Such post-approval studies are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. The FDA may require a post-approval study to be underway prior to approval or within a specified time period following approval, and the submission of progress reports for the study. The FDA is authorized to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain safety and other postmarketing information and submissions, provide updated safety and efficacy information, implement product tracking and tracing requirements, and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	investigation or additional study obligations;

●	communications to prescribers or patients about specific information or issues;

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product recall, seizure or detention, or refusal to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Failure to comply with these laws described above or any other governmental regulations that apply to us, may subject us to, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition and results of operations.

Employees and Human Capital

As of December 31, 2024, we employed 64 full-time employees. The 64 full-time employees were engaged in research and development, operations, finance, and business development. Eleven employees held Ph.D. degrees and six held an M.D. degree. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Facilities

We lease a total of approximately 25,900 square feet of space across two buildings for our headquarters in Redwood City, California under a single lease agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Jasper. We maintain an Internet website at www.jaspertherapeutics.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $71.3 million and $64.5 million, respectively. For the years ended December 31, 2024 and 2023, we reported negative operating cash flows of $62.6 million and $52.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $240.9 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of December 31, 2024, our cash and cash equivalents were $71.6 million and we had an accumulated deficit of $240.9 million. We will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on April 28, 2023, and which was declared effective on May 5, 2023 and will expire on May 5, 2026 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $250.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On May 5, 2023, we filed with the SEC under the Shelf Registration Statement a prospectus with the SEC in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer pursuant to the ATM Offering shares of our common stock having an aggregate offering price of up to $75.0 million. No securities were sold pursuant to the ATM Prospectus as of December 31, 2024. In February 2024, we issued and sold 3,900,000 shares of our common stock in an underwritten offering pursuant to the Shelf Registration Statement for net proceeds of $47.2 million pursuant an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein.

As of February 25, 2025, $75.0 million remains allocated and available under the ATM Prospectus and approximately $124.5 million remains available and unallocated under the Shelf Registration Statement.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Annual Report on Form 10-K. Our financial statements as of December 31, 2024 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

As of December 31, 2024, we had net operating loss carryforwards for federal income tax purposes of $123.2 million that can be carried forward indefinitely. As of December 31, 2024, we had net operating loss carryforwards for state income tax purposes of $131.9 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million as of December 31, 2021. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021; however, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2024.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that will impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Trump administration has proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition or results of operations. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

The success of our product candidates will depend on several factors, including the following:

●	the acceptance of individual institutional review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of briquilimab and their overall general agreement with the use of briquilimab in the intended patient population in the intended manner;

●	the initiation and successful patient enrollment and completion of additional clinical trials of briquilimab in CSU, CIndU, and Asthma on a timely basis;

●	the frequency and severity of adverse events in the clinical trials;

●	the successful and timely completion of our ongoing Phase 1/2 clinical trial of briquilimab as a conditioning agent for SCID patients undergoing re-transplantation, the ongoing Phase 1b/2a clinical trial of subcutaneous briquilimab for the treatment of CIndU and the ongoing Phase 1b/2a clinical study of briquilimab in allergic asthma;

●	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of briquilimab both in the United States and internationally;

●	successful completion of toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;

●	successful completion of clinical trials, under the FDA’s current Good Clinical Practices (“cGCPs”) and the FDA’s current Good Laboratory Practices;

●	effective investigational new drug (“IND”) applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	the results of clinical trials conducted by third parties in hematopoietic cell transplant (“HCT”) if such trials result in changes to the standard of care for HCT or otherwise cause us to change our clinical trial protocols;

●	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

●	the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of briquilimab;

●	the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of briquilimab, if it is approved;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors;

●	our ability to obtain coverage and adequate reimbursement from third-party payors for our products, and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	our ability to compete with other treatments.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize additional product candidates based on, or complementary with, our technology platform. We are currently enrolling patients in a Phase 1b/2a trial evaluating briquilimab in patients with CSU, a Phase 1b/2a trial evaluating briquilimab in patients with CIndU, a Phase 1b/2a asthma challenge study of briquilimab in asthma and a Phase 1/2 clinical trial of briquilimab as a conditioning agent prior to allogenic transplant for SCID patients. We are also in the process of initiating other product development programs in mast cell drive diseases that are still in the research or preclinical stage of development. Our research programs may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on January 10, 2023, we announced, as part of an overall portfolio prioritization, that we will focus on the development of our lead product candidate, briquilimab (formerly known as JSP191), in chronic mast and stem cell diseases as well as a conditioning agent for stem cell transplant in rare diseases. This portfolio includes new programs as a therapeutic for patients with CSU, CIndU and asthma, along with our existing program for briquilimab as a conditioning agent for stem cell transplant in patients with sickle cell disease, Fanconi anemia or severe combined immunodeficiency. Additionally, in May 2024, we announced the expansion of our mast cell development program with a Phase 1b/2a study evaluating briquilimab in asthma patients. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Competitors of briquilimab include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to c-Kit that is being studied in mast cell diseases;

●	Third Harmonic, Inc., which is developing small molecule inhibitors to c-Kit for mast cell diseases;

●	Blueprint Medicines which is developing a small molecule c-Kit inhibitor for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business, financial condition and results of operations will be substantially harmed. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. The time required to obtain marketing approval from the FDA or comparable foreign regulatory authorities for a product candidate is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, and its outcome is inherently uncertain. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, recent U.S. administrations have taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the Executive Orders, will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business, financial condition and results of operations may be negatively affected.

The FDA’s and other regulatory authorities’ policies may change, and additional laws or government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our ability to generate revenue and achieve or sustain profitability. Changes in law or government regulations may also alter the competitive landscape, potentially to our disadvantage.

In addition, three decisions from the U.S. Supreme Court in June and July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned a regulatory agency’s ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and other agency regulations, policies, and decisions may become subject to increasing legal challenges, delays and changes.

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

In addition, the FDA’s Rare Pediatric Disease Priority Review Voucher Program, or PRV Voucher Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. The current PRV Voucher Program is scheduled to sunset such that the FDA may only award a PRV for a product application if a company receives the rare pediatric disease designation from the FDA for the product candidate by December 20, 2024, and the FDA will cease awarding PRVs after September 30, 2026. Extension of the current PRV Voucher Program is subject to approval by Congress and it is currently uncertain whether the program will be extended. The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. If our qualifying product candidate is approved by the FDA after the current approval deadlines, we will not be eligible to receive a PRV for our product candidate and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds  .

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we may seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors within a given vector class. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with this position, holding that orphan-drug exclusivity blocked the FDA’s approval of the same drug for all uses or indications within the same orphan-designated disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that the FDA intends to continue to apply its longstanding interpretation of the regulations to all matters outside of the scope of the Catalyst order and will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Disruptions at the FDA and other government agencies caused by changes in funding, reductions in resources or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have furloughed critical FDA employees and stopped critical activities. If a prolonged government shutdown occurs or the FDA experiences other significant resource reductions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, the FDA announced its intention to postpone most inspections of domestic and foreign manufacturing facilities If another government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Although we have recruited a team that has experience with clinical trials, as a company, we have limited experience in conducting clinical trials. Moreover, we do not have the ability to independently conduct preclinical studies and clinical trials, and we have relied upon, and plan to continue to rely upon, medical institutions, clinical investigators, contract laboratories and other third parties, or our CROs, to conduct preclinical studies and future clinical trials for our product candidates. We expect to rely heavily on these parties for execution of preclinical and future clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our preclinical and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil and other penalties up to and including criminal prosecution.

We and our CROs will be required to comply with regulations, including cGCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces cGCP regulations through periodic inspections of clinical trial sponsors, IRBs, and principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with cGCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s current cGMPs requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

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

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers, including Lonza Sales AG (“Lonza”) as a single source supplier, for the manufacture and supply of our materials for preclinical and clinical studies, and expect to continue to do so for future clinical testing and for commercial supply of briquilimab and any other product candidates that we may develop and for which we or our collaborators obtain marketing approval. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control. We may be unable to maintain or establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

We employ individuals who were previously employed at universities or other biopharmaceutical companies, including our competitors or potential competitors, and we may in the future be subject to claims that former employees, consultants, or other third parties have an interest in our patents or other intellectual property as an inventor, co-inventor, or owner of trade secrets. Although it is our policy to require our employees and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning that intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own or such party may breach the assignment agreement, or we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may also be subject to claims that patents and applications that we may file to protect inventions of our employees or consultants are rightfully owned by their former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing would harm our business, financial condition, results of operations, and prospects.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, took effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at $2,000 a year.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act — which went into effect on January 1, 2020 — is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). As of January 1, 2023, the California Consumer Privacy Act (as amended by the California Privacy Rights Act) is in full effect, while enforcement by California’s dedicated privacy enforcement agency began in 2023. While California was first among the states in adopting comprehensive data privacy legislation similar to the GDPR, many other states are following suit. For example, Utah, Colorado, Connecticut, Virginia, Montana, Oregon and Texas passed similar laws which took effect in 2023 and 2024. Additionally, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island and Tennessee also adopted privacy laws, which take effect from January 1, 2025 through 2026. Further, Washington’s My Health My Data Act, effective as of July 1, 2024, imposes similar requirements specific to consumer health data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including the environmental, social and governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, including with regard to environmental, social and governance factors. Some investors and investor groups may use these factors—either positively or negatively—to guide their investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations. Currently, a number of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on such topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and some major institutional investors have publicly emphasized the importance of these measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on these matters, if we are, for example, perceived as lagging in taking steps with respect to these initiatives, certain investors may seek to engage with us on improving our corporate responsibility and sustainability disclosures or performance. They may also make voting decisions or take other actions to hold us and our board of directors accountable.

In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.

We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable sustainability rating from third-party rating services. A low sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition or results of operations, including the sustainability of our business over time, and could cause the market value of our common stock to decline.

Further, our emphasis on sustainability issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions consistent with our sustainability goals that we believe, based on considered analysis, will create value and improve our financial performance over the long-term. These decisions, however, may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

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

As of December 31, 2024, we had 64 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical, the FDA and international regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.  These could include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;

●	potential or actual breach of financial covenants in our credit agreements or credit arrangements;

●	potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2024 to December 31, 2024, our closing stock price ranged from $6.63 to $30.00 per share. From January 2, 2025 to February 25, 2025, our closing stock price ranged from $5.34 to $21.09 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of December 31, 2024, our directors and executive officers and their affiliates beneficially owned approximately 20.5% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. Furthermore, if any issues in complying with those requirements are identified (for example, if a material weakness or significant deficiency is identified in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The reporting and other obligations imposed by these rules and regulations will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We are a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our securities less attractive to investors.

We are a “smaller reporting company” within the meaning of the Securities Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies for as long as we continue to be a smaller reporting company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for as long as we are deemed neither a large accelerated filer nor an accelerated filer, we will continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley.

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more. We reassessed our public float as of June 30, 2024, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2025. We will need to reassess, as of June 30, 2025, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2025.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of December 31, 2024, 1,791,291 shares and 981,370 shares of our common stock are reserved for future issuance under the Equity Incentive Plan and the ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of December 31, 2024, 16,885 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of December 31, 2024, options to purchase an aggregate of 1,628,378 shares of our common stock and 20,000 performance-based restricted stock units were outstanding.

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

Outstanding warrants to purchase an aggregate of 499,986 shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of December 31, 2024, 4,999,863 Public Warrants to purchase an aggregate of 499,986 shares of our common stock were outstanding. The exercise price of these Public Warrants is $115.00 per share for every ten Public Warrants. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

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

ITEM 2. PROPERTIES

We lease a total of approximately 25,900 square feet of space across two buildings for our headquarters in Redwood City, California under a single lease agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Capital Market under the symbols “JSPR” and “JSPRW,” respectively. As of February 25, 2025, there were 7 holders of record of our common stock and 1 holder of record of our Public Warrants.

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

Performance Graph

We were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, as of December 31, 2024, and are not required to provide a performance graph.

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

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and Asthma. We are evaluating additional indications in mast cell driven diseases for potential future development and we have also historically supported development programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as and stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as asthma and chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases. Development highlights include:

●	We commenced the Phase 1b/2a BEACON study in CSU in late 2023 and in January 2025, we presented positive preliminary data as of December 31, 2024 from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data are as follows:

○	Briquilimab demonstrated a rapid onset of clinical efficacy:

●	Clinical responses were seen as early as 1 week post-dose; and

●	Complete responses were observed as early as week 2 post-dose

○	Briquilimab drove deep and meaningful clinical responses:

●	UAS7 reductions of as much as 29 points were noted 4 weeks post-dose (120mg Q12W); and

●	100% complete responses through 8 weeks were demonstrated at the 240mg dose level

○	Dose dependent durability was observed in complete responses and well-controlled disease

●	Complete responses showed durability out to:

●	4 weeks at 120mg

●	6 weeks at 180mg

●	8 weeks at 240mg

○	Briquilimab was well tolerated and demonstrated a favorable safety profile:

●	C-kit related adverse events (“AEs”) were low frequency, transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to c-Kit blockade

●	We commenced the Phase 1b/2a SPOTLIGHT study in CIndU in early 2024. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing, as follows:

o	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response;

o	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response; and

o	Briquilimab has been well-tolerated in the study, with no serious adverse events (“SAEs”) and no grade 3 or higher AEs reported

●	We commenced an Open Label Extension (the “OLE”) study whereby the participants from BEACON and SPOTLIGHT, on study completion, may roll over to the study, to receive 180mg SC briquilimab every 8 weeks.

●	We commenced a Phase 1b/2a ETESIAN study in Asthma in late 2024.

●	We are actively evaluating the potential for briquilimab in additional mast cell driven diseases.

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

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford University for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of hematopoietic stem cells (“HSCs”).

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

We have incurred significant losses and negative cash flows from operations since our inception. During the years ended December 31, 2024 and 2023, we incurred net losses of $71.3 million and $64.5 million, respectively. We generated negative operating cash flows of $62.6 million and $52.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $240.9 million.

We had cash and cash equivalents of $71.6 million as of December 31, 2024. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

Our management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, collaborations or a combination of these approaches. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially harm our business, financial condition and results of operations.

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

●	advance product candidates through preclinical studies and clinical trials;

●	procure the manufacture of supplies for our preclinical studies and clinical trials;

●	acquire, discover, validate, and develop additional product candidates;

●	attract, hire and retain additional personnel;

●	operate as a public company;

●	implement operational, financial and management systems;

●	pursue regulatory approval for any product candidate that successfully completes clinical trials;

●	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out; and

●	obtain, maintain, expand, and protect our portfolio of intellectual property rights.

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

Stanford License Agreements

In March 2021, we entered into an exclusive license agreement with respect to the use of briquilimab from the Stanford Office of Technology Licensing to license U.S. Patent Application Serial Number 60/856,435, filed November 3, 2006, and U.S. Patent Application Serial Number 12/447,634 (publication number US 2010/0226927 Al) and know-how for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated (the “2021 Stanford License Agreement”). In July 2023, we entered into an amendment to this exclusive license agreement to modify certain milestones set forth thereunder.

In December 2024, we entered into a co-exclusive license agreement to license U.S. Patent Application Serial Number 11,642,379, issued September 5, 2023 for the use in the field of the treatment and prevention of human diseases, including the use of anti-CD117 antibodies (other than briquilimab) for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated (the “2024 Stanford License Agreement”).

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

Other Income, Net

Other income, net includes foreign currency transactions gains and losses, interest income, changes in the fair value of common stock warrant liability and earnout liability. These financial instruments were classified as liabilities in our consolidated financial statements and re-measured at each reporting period end until they are exercised, settled or have expired. In January 2023, all outstanding common stock warrants met equity classification and are no longer remeasured. The estimated fair value of the earnout liability was minimal as of December 31, 2023, due to the price of our common stock relative to the price that would trigger a release of the earnout shares. The earnout liability expired in September 2024 as the common stock price targets were not achieved prior to the expiration of the earnout period.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change	Change
	2024	2023	$	%
Operating expenses
Research and development	$55,821	$51,785	$4,036	8
General and administrative	20,418	17,076	3,342	20
Total operating expenses	76,239	68,861	7,378	11
Loss from operations	(76,239)	(68,861)	(7,378)	11
Interest income	5,058	5,199	(141)	(3)
Change in fair value of earnout liability	-	18	(18)	(100)
Change in fair value of common stock warrant liability	-	(575)	575	(100)
Other expense, net	(88)	(246)	158	(64)
Total other income, net	4,970	4,396	574	13
Net loss and comprehensive loss	$(71,269)	$(64,465)	$(6,804)	11

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,		Change	Change
	2024	2023	$	%

Personnel-related costs	$14,941	$10,022	$4,919	49
Facilities and overhead costs	6,612	4,986	1,626	33
Program costs	34,268	36,777	(2,509)	(7)
Total research and development expenses	$55,821	$51,785	$4,036	8

Research and development expenses increased by $4.0 million, from $51.8 million for the year ended December 31, 2023 to $55.8 million for the year ended December 31, 2024.

Personnel-related costs, including employee payroll and related expenses increased by $4.9 million, from $10.0 million for the year ended December 31, 2023 to $14.9 million for the year ended December 31, 2024, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses, included in personnel-related costs, increased by $0.4 million, from $1.6 million for the year ended December 31, 2023 to $2.0 million for the year ended December 31, 2024.

Facilities and overhead costs include common facilities, human resources and information technology related expenses allocated to research and development and increased primarily due to and expansion of leased facilities in 2024.

Program costs decreased by $2.5 million, from $36.8 million for the year ended December 31, 2023 to $34.3 million for the year ended December 31, 2024. The decrease is primarily due to a decrease in CMO expenses of $12.2 million from $21.7 million for the year ended December 31, 2023 to $9.5 million for the year ended December 31, 2024 due to manufacturing and validation work performed in 2023 to supply the expansion of clinical programs. Clinical program expenses increased primarily due to an increase in costs for the CSU program from $3.4 million for the year ended December 31, 2023 to $10.7 million for the year ended December 31, 2024 and the initiation of the Asthma program in the year ended December 31, 2024.

Our program costs for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Briquilimab platform	$5,637	$4,639
CMO	9,500	21,709
CSU	10,689	3,368
CIndU	2,234	189
Asthma	1,975	-
MDS/AML	1,824	3,955
SCID	2,409	2,917
Total program costs	$34,268	$36,777

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, from $17.1 million for the year ended December 31, 2023 to $20.4 million for the year ended December 31, 2024. Employee payroll and related expenses increased by $3.9 million, from $7.5 million for the year ended December 31, 2023 to $11.4 million for the year ended December 31, 2024, as a result of continued hiring of executives and administrative employees. Stock-based compensation expenses, included in employee payroll and related expenses, were $4.6 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively. Expenses related to professional consulting services increased by $0.4 million, from $6.8 million for the year ended December 31, 2023 to $7.2 million for the year ended December 31, 2024. Rent expenses increased by $0.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Other expenses decreased by $1.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily related to a decrease in allocation of overhead costs of $1.6 million and a decrease in insurance costs of $0.5 million, partially offset by an increase in other general administrative expenses of $0.8 million.

Total Other Income, Net

Total other income, net increased by $0.6 million, from $4.4 million net income for the year ended December 31, 2023 to $5.0 million net income for the year ended December 31, 2024.

Interest income decreased by $0.1 million, from $5.2 million for the year ended December 31, 2023 to $5.1 million for the year ended December 31, 2024, primarily due to lower cash balances invested in money market funds.

We recognized $0.6 million of other expense related to the change in the fair value of the common stock warrants for the year ended December 31, 2023. These warrants are publicly traded, were classified as liabilities and were remeasured at fair value, which was the closing market price of a warrant, at the end of each reporting period until January 2023. In January 2023, a holder converted all its outstanding shares of non-voting common stock into shares of voting common stock, and we no longer have any outstanding shares of non-voting common stock. As such, the outstanding warrants met equity classification criteria, were reclassified to equity and are no longer remeasured at fair value at the end of each reporting period.

Our earnout liability related to the earnout shares placed in escrow upon the closing of the Business Combination in September 2021. The common stock price targets were not achieved and the earnout shares were forfeited and cancelled and the earnout liability expired in September 2024. We recognized a gain of zero and$0.1 million for the years ended December 31, 2024 and 2023, respectively.

Other expense, net is comprised of foreign currency transactions gains and losses and was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had $71.6 million of cash and cash equivalents.

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

On November 10, 2022, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of our voting common stock from time to time (the “ATM Offering”). The Agent will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through the Agent pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. The Sales Agreement will continue until all shares available under the Sales Agreement have been sold unless it is terminated earlier. On May 5, 2023, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $75.0 million. As of December 31, 2024, there have been no sales pursuant to the ATM Prospectus.

In February 2024, we closed an underwritten offering that was conducted off the S-3 and issued 3,900,000 shares of common stock for net proceeds of $47.2 million.

As of December 31, 2024, $75.0 million remains allocated and available under the ATM Prospectus and $124.5 million remains available and unallocated under the S-3.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $240.9 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Annual Report on Form 10-K. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of December 31, 2024.

Leases

In August 2020, January 2022 and July 2024, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of December 31, 2024, our rent commitments under the lease agreement were $1.2 million within the next 12 months from December 31, 2024, and $0.7 million for the remainder of the lease term.

Stanford License Agreements

In March 2021, we entered into the 2021 Stanford License Agreement. In July 2023, we entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the 2021 Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2024, and no such royalties were due as of such date and no milestones were achieved.

In December 2024, we entered into the 2024 Stanford License Agreement. Pursuant to the 2024 Stanford License Agreement, we are required to pay a license issuance fee of $75,000 and annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. We are also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2024, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(62,602)	$(52,067)
Net cash used in investing activities	(532)	(267)
Net cash provided by financing activities	47,884	100,971
Net (decrease) increase in cash and cash equivalents and restricted cash	$(15,250)	$48,637

Cash Flows from Operating Activities

Net cash used in operating activities was $62.6 million and $52.1 million for the years ended December 31, 2024 and 2023, respectively.

Cash used in operating activities in the year ended December 31, 2024 was primarily due to our net loss for the period of $71.3 million, adjusted by non-cash net loss of $8.5 million and a net change of $0.2 million in our net operating assets and liabilities. The non-cash amounts consisted of $6.6 million related to stock-based compensation expense, $1.4 million related to depreciation and amortization expense and $0.5 million non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.9 million in accrued expenses and other current liabilities and a decrease of $0.5 million in other non-current assets, offset by an increase of $2.1 million in prepaid expenses and other current assets, a decrease of $1.0 million in operating lease liability and a decrease of $0.1 million in accounts payable.

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

Cash Flows from Investing Activities

Cash used in investing activities was $0.5 million for the year ended December 31, 2024, principally consisting of purchases of property and equipment.

Cash used in investing was $0.3 million for the year ended December 31, 2023, which consisted of purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $47.9 million, which consisted primarily of net proceeds from the issuance and sale of shares of common stock in an underwritten public offering of $47.2 million, cash received from the exercise of stock options of $0.3 million and cash received from the issuance of common stock in connection with purchases under our employee stock purchase plan of $0.4 million.

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

We recorded stock-based compensation expense of $6.6 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $15.0 million of total unrecognized compensation expense, which we expect to recognize over a remaining weighted-average period of 2.59 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Smaller Reporting Company Status

Previously, we were an emerging growth company as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a U.S. Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As of December 31, 2024, we ceased to be an emerging growth company.

We are now a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $71.6 million as of December 31, 2024, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no outstanding debt as of December 31, 2024. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JASPER THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jasper Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jasper Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and December 31, 2023 and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses Related to Contract Manufacturing Organization Activities

As described in Note 2 to the consolidated financial statements, the Company has entered into various agreements with contract manufacturing organizations (CMOs). As disclosed by management, the Company relies on CMOs to produce drug candidates in accordance with the U.S. Food and Drug Administration’s current good manufacturing practices regulations for use in clinical studies. Management makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. Management periodically confirms the accuracy of the Company’s estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. The Company recorded $10.1 million of accrued expenses and other current liabilities as of December 31, 2024, a portion of which relates to accrued research and development expenses related to CMO activities.

The principal consideration for our determination that performing procedures relating to accrued research and development expenses related to CMO activities is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s accrued research and development expenses related to CMO activities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating the appropriateness of the method used by management to calculate the accrued research and development expenses related to CMO activities; (ii) testing the accrued research and development expenses, on a sample basis, by obtaining and inspecting source documents, such as the CMO contract and invoices, and recalculating the accrued research and development expenses recognized; and (iii) confirming relevant information, such as key terms and percentage of completion, with the CMO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2025

We have served as the Company's auditor since 2021.

JASPER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$71,637	$86,887
Prepaid expenses and other current assets	4,174	2,051
Total current assets	75,811	88,938

Property and equipment, net	1,875	2,727
Operating lease right-of-use assets	976	1,467
Restricted cash	417	417
Other non-current assets	820	1,343
Total assets	$79,899	$94,892
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,027	$4,149
Current portion of operating lease liabilities	1,089	972
Accrued expenses and other current liabilities	10,121	7,253
Total current liabilities	15,237	12,374
Non-current portion of operating lease liabilities	724	1,814
Other non-current liabilities	2,264	2,264
Total liabilities	18,225	16,452

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at December 31, 2024 and 2023; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at December 31, 2024 and 2023; 15,022,122 and 11,163,896 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	1
Additional paid-in capital	302,541	248,039
Accumulated deficit	(240,869)	(169,600)
Total stockholders’ equity	61,674	78,440
Total liabilities and stockholders’ equity	$79,899	$94,892

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$55,821	$51,785
General and administrative	20,418	17,076
Total operating expenses	76,239	68,861
Loss from operations	(76,239)	(68,861)
Interest income	5,058	5,199
Change in fair value of earnout liability	—	18
Change in fair value of common stock warrant liability	—	(575)
Other expense, net	(88)	(246)
Total other income, net	4,970	4,396
Net loss and comprehensive loss	$(71,269)	$(64,465)
Net loss per share attributable to common stockholders, basic and diluted	$(4.89)	$(6.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,584,870	10,439,034

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	3,804,427	$—	$141,124	$(105,135)	$35,989
Issuance of common stock upon exercise of stock options	54,580	—	388	—	388
Issuance of common stock through underwritten offering, net of discounts and commissions and offering expenses of $6.6 million	6,900,000	1	96,969	—	96,970
Issuance of common stock through ATM offering, net of commissions and offering expenses of $0.1 million	233,747	—	4,509	—	4,509
Reclassification of common stock warrants from liability to equity (Note 7)	—	—	725	—	725
Settlement of restricted stock units	238,605	—	—	—	—
Shares withheld for taxes	(80,462)	—	(960)	—	(960)
Issuance of common stock pursuant to Employee Stock Purchase Plan	12,999	—	64	—	64
Vesting of founders’ restricted stock	—	—	9	—	9
Stock-based compensation expense	—	—	5,211	—	5,211
Net loss	—	—	—	(64,465)	(64,465)
Balance as of December 31, 2023	11,163,896	1	248,039	(169,600)	78,440
Issuance of common stock upon exercise of stock options	33,735	—	329	—	329
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $3.3 million	3,900,000	1	47,194	—	47,195
Issuance of common stock pursuant to Employee Stock Purchase Plan	29,491	—	360	—	360
Forfeiture of shares subject to earnout (Note 7)	(105,000)	—	—	—	—
Stock-based compensation expense	—	—	6,619	—	6,619
Net loss	—	—	—	(71,269)	(71,269)
Balance as of December 31, 2024	15,022,122	$2	$302,541	$(240,869)	$61,674

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(71,269)	$(64,465)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,373	1,108
Non-cash lease expense	491	419
Stock-based compensation expense	6,619	5,211
Change in fair value of common stock warrant liability	—	575
Change in fair value of earnout liability	—	(18)
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,123)	767
Other receivables	—	663
Other non-current assets	523	(584)
Accounts payable	(122)	2,381
Accrued expenses and other current liabilities	2,868	2,821
Operating lease liability	(973)	(865)
Other non-current liabilities	—	(80)
Net cash used in operating activities	(62,602)	(52,067)
Cash flows used in investing activities
Purchases of property and equipment	(552)	(267)
Proceeds from sales of property and equipment	20	—
Net cash used in investing activities	(532)	(267)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	47,195	101,479
Proceeds from exercise of common stock options	329	388
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	360	64
Taxes withheld and paid related to net settlement of equity awards	—	(960)
Net cash provided by financing activities	47,884	100,971
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,250)	48,637
Cash, cash equivalents and restricted cash at beginning of the year	87,304	38,667
Cash, cash equivalents and restricted cash at end of the year	$72,054	$87,304
Supplemental and non-cash items reconciliations:
Reclassification of common stock warrant liability into additional paid-in capital	$—	$725

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as chronic spontaneous urticaria, chronic inducible urticaria and asthma. The Company has also explored diseases where targeting diseased hematopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens.

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

The financial statements are consolidated for the years ended December 31, 2024 and 2023, and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of the Company’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Company evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about its ability to continue as a going concern. The mitigating effect of the Company’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. In performing this analysis, the Company excluded certain elements of its operating plan that cannot be considered probable.

The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2024 and 2023, the Company incurred net losses of $71.3 million and $64.5 million, respectively. During the years ended December 31, 2024 and 2023, the Company had negative operating cash flows of $62.6 million and $52.1 million, respectively. As of December 31, 2024, the Company had an accumulated deficit of $240.9 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. If the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable. As of December 31, 2024, the Company had cash and cash equivalents of $71.6 million. The Company’s management expects that the existing cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the consolidated financial statements include but are not limited to, the determination of the accrued research and development expenses, and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$71,637	$86,887
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$72,054	$87,304

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

Products developed by the Company require approval from the U.S. Food and Drug Administration (the “FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s future products will receive the necessary clearances. If the Company were denied such clearances or such clearances were delayed, it could have a materially adverse impact on the Company.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, principally property and equipment, whenever events or changes in business circumstances indicate the carrying amount of an asset may not be fully recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of long-lived assets may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, principally discounted cash flow models, to assess the fair values of long-lived assets. The Company did not record any impairment of long-lived assets during the years ended December 31, 2024 and 2023.

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

The Company has no finance leases as of December 31, 2024 and 2023.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, earnout liability and other non-current liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short-term maturities.

Common Stock Warrant Liability

The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Common Stock Warrants”), all of which were issued in connection with AMHC’s initial public offering and entitle a holder to purchase one share of the Company’s common stock for every ten warrants at an exercise price of $115.00 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Common Stock Warrants are accounted as derivative financial instruments. As long as the Company had shares of non-voting common stock outstanding, the Common Stock Warrants did not meet the equity classification guidance and were accounted as non-current liabilities at fair value. The Common Stock Warrants were subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration. On January 31, 2023, the 91,102 outstanding shares of the Company’s non-voting common stock were converted into 91,102 shares of the Company’s voting common stock per the holder’s request, leaving no shares of non-voting common stock remaining outstanding as of January 31, 2023. Upon conversion of all outstanding shares of non-voting common stock into shares of voting common stock, the Common Stock Warrants met the equity classification guidance and were reclassified to equity at the then-current fair value of $0.7 million. The Company recognized a loss of $0.6 million for the year ended December 31, 2023, classified within change in fair value of common stock warrant liability in the consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company measures its stock options granted to employees and non-employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividend yield. For restricted stock unit awards, the estimated fair value is the fair market value of the underlying stock on the grant date. The Company expenses the fair value of its equity-based compensation awards on a straight-line basis over the requisite service period, which is the period in which the related services are received. The Company accounts for award forfeitures as they occur. The expense for stock-based awards with performance conditions is recognized when it is probable that a performance condition is met during the vesting period.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2024 and 2023, the Company has recorded a full valuation allowance on its deferred tax assets.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) during the years ended December 31, 2024 and 2023, and therefore, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards, the Earnout Shares (as defined in Note 7), the Common Stock Warrants and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock, common stock subject to repurchase, common stock subject to restricted stock awards and the Earnout Shares to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the years ended December 31, 2024 and 2023, the diluted net loss per common share was the same as basic net loss per share of common stock, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The Earnout Shares and common stock subject to restricted stock awards are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has one reportable and operating segment. Financial information about the Company’s operating segment is presented in Note 15.

All long-lived assets are located in the United States.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sales Restrictions, which (1) clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to contractual restrictions that prohibit the sale of an equity security and (2) requires specific disclosures related to such an equity security. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2022-03 as of January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of December 31, 2024. The adoption of this standard did not impact the Company’s reportable segments and additional required disclosures have been included in Note 15.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 clarifies and simplifies references to certain concept statements within U.S. GAAP and applies to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024 for public entities and for fiscal years beginning after December 15, 2025 for all other entities, with early application permitted. The Company adopted this standard in the consolidated financial statements for the year ended December 31, 2024. The adoption of this standard did not have a material impact on its consolidated financial statements at the adoption date.

Accounting Pronouncements Not Yet Adopted

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

 In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of December 31, 2024 and 2023.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. Level 3 liabilities that are measured at fair value on a recurring basis included earnout liability as of December 31, 2023, which was recognized in connection with a merger with AMHC in September 2021 and expired in September 2024. The Company had no financial instruments classified at Level 3 as of December 31, 2024.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2024 and 2023.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$70,637	$—	$—	$70,637
Total fair value of assets	$70,637	$—	$—	$70,637

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$85,887	$—	$—	$85,887
Total fair value of assets	$85,887	$—	$—	$85,887

Financial liabilities
Earnout liability	$—	$—	$—	$—
Total fair value of financial liabilities	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Earnout Liability
Fair Value as of December 31, 2022	$18
Change in the fair value included in other income	(18)
Fair Value as of December 31, 2023	$—

The estimated fair value of the earnout liability was determined using a Monte Carlo simulation model, which uses a distribution of potential outcomes on a monthly basis over the earnout period prioritizing the most reliable information available. The assumptions utilized in the calculation were based on the achievement of certain stock price milestones, including the Company’s current common stock price, expected volatility, risk-free rate and expected term. On September 24, 2024, the earnout liability expired and the Earnout Shares that were previously held in escrow were forfeited and cancelled.

As of December 31, 2023, the fair value of the earnout liability was minimal. The following table presents quantitative information about the inputs and valuation methodologies used for the Company’s fair value measurements classified in Level 3 of the fair value hierarchy at December 31, 2023:

	Fair value (in thousands)	Valuation methodology	Significant unobservable input
Earnout liability	$—	Monte Carlo Simulation	Common stock price	$7.90
			Expected term (in years)	0.73
			Expected volatility	94.0%
			Risk-free interest rate	4.92%

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	December 31,
	2024	2023
Research and development prepaid expenses	$2,604	$615
Prepaid insurance	784	877
Prepaid travel expenses	140	14
Payroll tax credit receivable	—	250
Other prepaid expenses and current assets	646	295
Total	$4,174	$2,051

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$2,711	$2,477
Lab equipment	2,049	1,973
Office furniture & fixtures	522	502
Computer equipment	310	145
Capitalized software	90	90
Property and equipment, gross	5,682	5,187
Less: accumulated depreciation and amortization	(3,807)	(2,460)
Property and equipment, net	$1,875	$2,727

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $1.4 million and $1.1 million, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	December 31,
	2024	2023
Research and development accrued expenses	$6,424	$5,169
Accrued employee and related compensation expenses	3,100	1,767
Other	597	317
Total	$10,121	$7,253

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded product candidates or CIRM-funded technology per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through December 31, 2024, of which $0.7 million was received during the year ended December 31, 2023. As of December 31, 2024, $50,000 is available for future distribution to the Company under the grant upon the achievement of a future milestone. As of each of December 31, 2024 and 2023, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the consolidated balance sheets.

NOTE 6. SIGNIFICANT AGREEMENTS

Amgen License Agreement

In November 2019, the Company entered into a worldwide exclusive license agreement with Amgen Inc. (“Amgen”) for briquilimab (formerly known as AMG-191 and JSP191) that also includes translational science and materials from The Board of Trustees of the Leland Stanford Junior University (“Stanford”) (the “Amgen License Agreement”). The Company was assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, under the Investigator Sponsored Research Agreement (the “ISRA”), entered into in June 2013, between Amgen and Stanford, and the Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, the Company exercised its option and entered into a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab (see Stanford License Agreements below).

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

Stanford License Agreements

In March 2021, the Company entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement”). In July 2023, the Company entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. The Company received a worldwide, exclusive license, with a right to sublicense, for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture, and sell licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the 2021 Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

The 2021 Stanford License Agreement expires on a country-by-country basis on the last-to-expire valid claim of a licensed patent in such country. The Company may terminate the agreement by giving Stanford written notice at least 12 months in advance of the effective date of termination. The Company may also terminate the agreement solely with respect to any particular patent application or patent by giving Stanford written notice at least 60 days in advance of the effective date of termination. Stanford may terminate the agreement after 90 days from a written notice by Stanford, specifying a problem, including a delinquency on any report required pursuant to the agreement or any payment, missing a milestone or a material breach, unless the Company remediates the problem in that 90-day period.

In December 2024, the Company entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement”). The Company received a co-exclusive license in the United States, with a right to sublicense, for a certain patent to be used in the field of the treatment and prevention of human diseases, including the use of anti-CD117 antibodies (other than JSP191) for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated (the “Co-Exclusive Licensed Field of Use”) and an exclusive license in the United States for the use of the same patent in the field provided in the 2021 Stanford License Agreement (the “Exclusive Licensed Field of Use”). Stanford will have at most one other commercial license for the licensed patent in the Co-Exclusive Licensed Field of Use. Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture, and sell a licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over approximately 4.5 years from the execution of the 2024 Stanford License Agreement and must notify Stanford in writing when, and if, each milestone is met.

The Company is obligated to pay a license issue fee of $75,000, following the execution of the Agreement. The Company is also obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement, as follows: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. The Company is also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company will pay to Stanford a portion of sublicensee consideration if a sublicense is granted. As of December 31, 2024, the Company recognized $75,000 related to the license issue fee as research and development expense in the statement of operations and comprehensive loss and as accrued expenses and other current liabilities in the consolidated balance sheet.

The Company may terminate the agreement by giving Stanford written notice at least 30 days in advance of the effective date of termination. Stanford may terminate the agreement by giving the Company 90 days written notice for a problem, including a delinquency on any report required pursuant to the agreement, missing a milestone or a material breach, and by giving the Company 30 days written notice for a payment default, unless the Company remediates the problem in that 90-day or 30-day period.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENT

Contingent Earnout Liability

Upon the closing of the merger with AMHC and pursuant to the Sponsor Support Agreement, dated May 5, 2021 and amended on September 24, 2021, by and among the Company, Amplitude Healthcare Holdings LLC (the “Sponsor”) and Jasper Tx Corp., the Sponsor agreed to place the 105,000 earnout shares into escrow (the “Earnout Shares”), which would have been released as follows: (a) 25,000 Earnout Shares would have been released if, during the period from and after September 24, 2021 until September 24, 2024 (the “Earnout Period”), over any twenty trading days within any thirty day consecutive trading day period, the volume-weighted average price of the Company’s common stock (the “Applicable VWAP”) was greater than or equal to $115.00, (b) 50,000 Earnout Shares would have been released if, during the Earnout Period, the Applicable VWAP was greater than or equal to $150.00 and (c) 30,000 Earnout Shares would have been released if, during the Earnout Period, the Applicable VWAP was greater than or equal to $180.00 (the “triggering events”).

The Earnout Shares placed in escrow were legally issued and outstanding shares that participated in voting and dividends. Upon the closing of the merger, the contingent obligation to release the Earnout Shares was accounted for as a liability-classified financial instrument upon the initial recognition because the triggering events that determined the number of shares required to be released from escrow included events that were not solely indexed to the common stock of the Company. The earnout liability was remeasured each reporting period with changes in fair value recognized in earnings. On September 24, 2024, the Earnout Shares were forfeited and cancelled, and the contingent liability’s value became zero, as the triggering events described above were not achieved during the Earnout Period.

The estimated fair value of the earnout liability was minimal as of December 31, 2023. The fair value was estimated using a Monte Carlo simulation model. Assumptions used in the valuation as of December 31, 2023 are described in Note 3. The Company recognized a gain of less than $0.1 million for the year ended December 31, 2023, classified within change in fair value of earnout liability in the consolidated statements of operations and comprehensive loss. The Company recognized minimal change in fair value of earnout liability during the year ended December 31, 2024.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2024, the Company leased approximately 13,400 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year ended December 31,
	2024	2023
Lease cost
Operating lease cost	$672	$672
Short-term lease cost	354	2
Variable lease cost	163	217
Total lease cost	$1,189	$891

Supplemental information related to the Company’s operating leases is as follows:

	Year ended December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,153	$1,119
Weighted average remaining lease term (years)	1.61	2.6
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2024 (in thousands):

Amount
Year ending December 31,
2025	$1,187
2026	740
Total undiscounted lease payments	1,927
Less imputed interest	(114)
Total discounted lease payments	1,813
Less current portion of lease liability	(1,089)
Noncurrent portion of lease liability	$724

Stanford Sponsored Research Agreement

In September 2020, the Company entered into a sponsored research agreement with Stanford for a research program related to the treatment of Fanconi Anemia patients in Bone Marrow Failure requiring allogeneic transplant with non-sibling donors at Stanford Lucile Packard Children’s Hospital using briquilimab (the “Research Project”). Stanford will perform the Research Project and is fully responsible for costs and operations related to the Research Project. In addition, Stanford owns the entire right, title, and interest in and to all technology developed using Stanford facilities and by Stanford personnel through the performance of the Research Project under this agreement (the “Fanconi Anemia Research Project IP”). Under this agreement, Stanford granted the Company an exclusive option to license Stanford’s rights in the Fanconi Anemia Research Project IP (the “Fanconi Anemia Option”) in the field of commercialization of briquilimab. There is no license granted or other intellectual property transferred under this agreement until the Fanconi Anemia Option is exercised. As of December 31, 2024, the Company has not yet exercised the Fanconi Anemia Option.

As consideration for the services performed by Stanford under this sponsored research agreement, the Company agreed to pay Stanford a total of $0.9 million over approximately three years upon the achievement of development and clinical milestones, including the FDA filings and patient enrollment. The first milestone in the amount of $0.3 million was achieved in 2020, the second milestone in the amount of $0.3 million was achieved in February 2022 and the third and final milestone in the amount of $0.3 million was achieved in July 2023. Each milestone was recognized as a research and development expense in the consolidated statements of operations and comprehensive loss in the period in which the milestone was achieved.

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2024, and no royalties were due as of such date. The Company paid $35,000 and $25,000 license maintenance fee in March 2024 and 2023, respectively, and recognized this as a research and development expense in the consolidated statements of operations and comprehensive loss for each of the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2024, and no royalties were due as of such date. As of December 31, 2024, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024 and 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 15,022,122 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2024.

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

As of December 31, 2024 and 2023, the Company had common stock reserved for future issuance as follows:

	December 31,
	2024	2023
Outstanding and issued common stock options	1,628,378	1,040,875
Shares issuable upon exercise of common stock warrants	499,986	499,986
Shares available for grant under Equity Incentive Plans	1,791,291	119,014
Shares available for grant under Employee Stock Purchase Plans	981,370	111,958
Shares available for grant under 2022 Inducement Equity Incentive Plan	16,885	95,685
Total shares of common stock reserved	4,917,910	1,867,518

Shelf Registration Statement

On October 7, 2022, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on October 18, 2022. The Company could sell from time to time up to $150.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3. On April 28, 2023, the Company filed a new shelf registration statement on Form S-3 (“New S-3”) with the SEC, which was declared effective on May 5, 2023 and superseded the Prior S-3. As of December 31, 2024, the Company can sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

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

As of December 31, 2024, $75.0 million remained available under the ATM Prospectus.

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

As of February 25, 2025, $124.5 million remained available and unallocated under the New S-3.

NOTE 10. STOCK-BASED COMPENSATION

On June 6, 2024, the Company’s 2024 Equity Incentive Plan (the “2024 Plan”) and the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) were approved by its stockholders and became effective, superseding and replacing the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), respectively. No further awards or purchase rights will be granted under the 2021 Plan or the 2021 ESPP.

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

As of December 31, 2024, 2,762,719 shares were reserved for issuance under the 2024 Plan, of which 1,791,291 shares were available for future grant and 971,428 shares were subject to outstanding options and RSUs, including performance-based awards of 65,894. As of December 31, 2024, options to purchase 143,835 shares of common stock remained outstanding and unexercised, and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of December 31, 2024, 29,802 shares have been issued under the 2021 ESPP and 18,630 shares under the 2024 ESPP. As of December 31, 2024, 1,000,000 shares were reserved under the 2024 ESPP, of which 981,370 shares were available for future issuance. As of December 31, 2024, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 16,885 shares were available for future grant and 533,115 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Plan, the 2022 Inducement Plan and the 2019 EIP for the year ended December 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	1,040,875	$19.82	8.55	$237
Options granted	698,817	$19.87
Options exercised	(33,735)	$9.79
Options cancelled/forfeited	(77,579)	$25.26
Balance, December 31, 2024	1,628,378	$19.79	8.31	$6,608
Vested and expected to vest, December 31, 2024	1,628,378	$19.79	8.31	$6,608
Exercisable, December 31, 2024	566,167	$20.45	7.22	$3,131

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the years ended December 31, 2024 and 2023 was $0.5 million and $0.4 million, respectively.

The total fair value of options that vested during the years ended December 31, 2024 and 2023 was $5.5 million and $3.4 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $16.89 and $12.82 per share, respectively.

Unamortized stock-based compensation expense as of December 31, 2024 was $14.3 million, which is expected to be recognized over a weighted-average period of 2.64 years, including less than $0.1 million related to performance-based stock options, which is expected to be recognized over a weighted-average period of 0.3 years.

Performance-based stock options

The following table summarizes the performance-based stock options activity under the 2024 Plan and 2021 Plan for the year ended December 31, 2024:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2023	46,394	$14.19	7.06	$24
Options granted	—
Options cancelled/forfeited	(500)	35.40
Balance, December 31, 2024	45,894	13.95	6.04	438
Vested and expected to vest, December 31, 2024	45,894	13.95	6.04	438
Exercisable, December 31, 2024	30,893	7.33	5.43	438

Restricted Stock Units (RSUs)

As of December 31, 2024, the Company had no unvested outstanding RSUs and no RSUs were granted during the year ended December 31, 2024.

The total fair value of RSUs that vested during the year ended December 31, 2023 was $1.9 million. There was no unamortized stock-based compensation for RSUs as of December 31, 2023.

Performance Restricted Stock Units (PSUs)

The following table provides a summary of PSU activity under the 2024 Plan during the year ended December 31, 2024:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock units at December 31, 2023	—	$—
Granted	20,000	21.90
Unvested performance-based restricted stock units at December 31, 2024	20,000	21.90
Outstanding performance-based restricted stock units at December 31, 2024	20,000	21.90

In June 2024, the Company granted PSUs for 20,000 shares that will vest in full if the closing price of the Company’s common stock on the Nasdaq Capital Market reaches or exceeds $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days within two years from the grant date. If the vesting condition is not met within two years from the grant date, the PSUs will be forfeited. The Company concluded that issued PSUs are equity-based awards and include a market based vesting condition. The Company used a Monte Carlo simulation model to estimate the fair value of the PSUs with the following assumptions: common stock fair value of $23.95, which was the closing market price of the Company’s common stock at the grant date, volatility of 133.00%, risk free rate of 4.87%, and vesting term of 2.0 years. Total estimated fair value of $0.4 million was recognized as stock-based compensation expense over 0.4 years, the derived requisite service period from the grant date.

Employee Stock Purchase Plan

The Company issued 29,491 and 12,999 shares of common stock under the 2021 ESPP and 2024 ESPP during the years ended December 31, 2024 and 2023, respectively, and recognized $0.2 million and $0.1 million compensation expense related to the 2021 ESPP and 2024 ESPP during the years ended December 31, 2024 and 2023, respectively. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP as of December 31, 2024. There was $0.7 million unamortized stock-based compensation for shares issuable under the 2024 ESPP as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.5 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of December 31, 2024.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employee and non-employees, ESPP awards and restricted common stock shares issued to founders (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$4,580	$3,607
Research and development	2,039	1,604
Total	$6,619	$5,211

The Company recognized $0.5 million and less than $0.1 million of stock-based compensation expense related to performance-based options and RSUs during the years ended December 31, 2024 and 2023, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.50 – 6.08	5.25 – 6.08
Expected volatility	95.8% - 123.1%	103.31% – 112.30%
Risk-free interest rate	3.63% - 4.50%	3.45% – 4.71%
Expected dividend yield	—	—

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

Expected Volatility

The Company derived the expected volatility from the average historical volatilities over a period approximately equal to the expected term of comparable publicly traded companies within its peer group that were deemed to be representative of future stock price trends. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury rate, with maturities similar to the expected term of the stock options.

Expected Dividend Yield

The Company does not anticipate paying any dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.

Valuation of ESPP Awards

The grant date fair value of ESPP awards was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	0.38 – 2.00	0.50
Expected volatility	67.74% - 154.96%	77.80% - 266.24%
Risk-free interest rate	4.13% - 5.36%	5.39% - 5.40%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(71,269)	$(64,465)
Denominator:
Weighted average common shares outstanding	14,661,468	10,551,290
Less: Weighted-average unvested restricted shares	—	(7,256)
Less: Shares subject to earnout	(76,598)	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	14,584,870	10,439,034

Net loss per share attributable to common stockholders – basic and diluted	$(4.89)	$(6.18)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	December 31,
	2024	2023
Outstanding and issued common stock options	1,628,378	1,040,875
Shares issuable upon exercise of common stock warrants	499,986	499,986
Unvested performance-based restricted stock units	20,000	—
Total	2,148,364	1,540,861

NOTE 12. INCOME TAXES

During the years ended December 31, 2024 and 2023, the Company did not incur any tax expense or benefit as the Company operated with taxable losses and provided a full valuation allowance.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax benefit at statutory rate	$(14,966)	$(13,538)
State taxes	(2)	2
Change in fair value of warrant liability	—	121
Change in fair value of earnout liability	—	(4)
Non-deductible expenses	26	(38)
Research and development credits	(1,492)	(1,628)
Change in valuation allowance	15,123	12,539
Stock-based compensation	986	822
Other	327	1,726
Provision for income taxes	$2	$2

Significant components of the Company’s net deferred tax assets (liabilities) as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other	$479	$477
Intangibles	287	313
Net operating losses	31,820	25,146
Research and development credits	6,031	4,873
Stock-based compensation	1,146	676
Lease liability	382	585
Section 195 start-up amortization	211	229
Capitalized section 174	21,128	14,308
Other	340	346
Total deferred tax assets	61,824	46,953
Valuation allowance	(61,590)	(46,465)
Total net deferred tax assets	234	488
Deferred tax liabilities:
Right-of-use asset	(206)	(308)
Fixed assets	(28)	(180)
Total deferred tax liabilities	(234)	(488)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $15.1 million and $12.5 million for the years ended December 31, 2024 and 2023, respectively.

The following table sets forth the Company’s federal and state net operating loss carryforwards as of December 31, 2024 (in thousands):

	Amount	Expiration Years
Net operating losses, Federal	$123,147	Do not expire
Net operating losses, states primarily California	$131,875	2038-2042

As of December 31, 2024, the Company had research and development credit carryforwards of approximately $4.9 million and $4.1 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and California credits carryforward indefinitely.

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code, as amended (“IRC”), and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. As of December 31, 2022, the Company has completed an IRC Section 382 analysis from inception through the year ended December 31, 2022. The Company experienced an ownership change on November 21, 2019 related to Series A redeemable convertible preferred stock financing. Any net operating loss generated in excess of the $2.9 million will be permanently limited for California tax purposes. The Company reduced its California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million. Net federal operating losses are not limited as they can be carried forward indefinitely. The Company experienced an additional ownership change on September 24, 2021 in connection with the business combination with Amplitude Healthcare Acquisition Corporation, a special purpose acquisition company. Any further potential ownership change will be evaluated through a section 382 study. However, the Company does not expect there are additional tax attributes that will expire unused before the expiration periods.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the periods ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$2,420	$1,722
Additions based on tax positions related to current year	639	698
Balance at end of year	$3,059	$2,420

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during tax year 2024 and 2023. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

The Company is subject to examination by the United States federal and state tax authorities for the tax years 2021 and later. State income tax returns are generally subject to examination for a period of four years after filing of the respective return. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. No income tax returns are currently under examination by taxing authorities.

NOTE 13. 401(K) SAVINGS PLAN

The Company has a retirement and savings plan under Section 401(k) of the IRC (the “401(k) Plan”), covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) Plan at its discretion. $0.2 million and $0.1 million contributions were made to the 401(k) Plan by the Company for the years ended December 31, 2024 and 2023, respectively.

NOTE 14. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Board, and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.3 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, for each of the years ended December 31, 2024 and 2023. These expenses were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million in accounts payable and accrued expenses related to advisory and consulting services performed by Dr. Shizuru as of December 31, 2024. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the Board of Directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the year ended December 31, 2024, the Company paid that service provider $1.4 million for various information technology support services.

NOTE 15. SEGMENT INFORMATION

The Company has determined it operates as a single operating and reportable segment, which is the research and development of therapeutic products in the fields of chronic urticaria and asthma. The Company’s chief operating decision maker, its Chief Executive Officer (the “CEO”), manages the Company’s operations on a consolidated basis. The CEO assesses the segments performance and allocates resources based on review of various development, manufacturing and clinical programs expenses, along with the segment’s personnel and general and overhead costs.

In addition to the significant expense categories included within net loss presented on the Company's consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses:

	Year Ended December 31,
	2024	2023
Personnel-related costs	$27,615	$18,724
Facilities and overhead costs	14,356	13,360

Program costs
Briquilimab platform	5,637	4,639
CMO	9,500	21,709
CSU	10,689	3,368
CIndU	2,234	189
Asthma	1,975	--
MDS/AML	1,824	3,955
SCID	2,409	2,917
Total program costs	34,268	36,777
Total operating expense	76,239	68,861
Other income, net	4,970	4,396
Net loss	$(71,269)	$(64,465)

All long-lived assets are located in the United States.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board. Our Board consists of eight directors, all of whom, other than Judith Shizuru, M.D., Ph.D. and Ronald Martell, qualify as “independent” under the listing standards of the Nasdaq Capital Market (“Nasdaq”), including Nasdaq Listing Rule 5605(a)(2). Our Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the names, ages as of February 25, 2025, and certain other information for each of the members of our Board:

	Class	Age	Position	Director Since	Current Term Expires
Kurt von Emster(1)(2)(3)(4)	I	57	Director*	2019	2025
Scott Brun, M.D.(2)(4)	I	57	Director*	2023	2025
Vishal Kapoor(1)(3)	I	49	Director*	2023	2025
Judith Shizuru, M.D., Ph.D.(4)	II	68	Director	2018	2026
Tom Wiggans	II	73	Chairperson of the Board*	2023	2026
Ronald Martell	III	63	Director	2022	2027
Christian Nolet(2)(3)	III	68	Director*	2021	2027
Svetlana Lucas, Ph.D.(1)	III	53	Director*	2024	2027

(1)	Member of the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”)
(2)	Member of the Compensation Committee of the Board (the “Compensation Committee”)
(3)	Member of the Audit Committee of the Board (the “Audit Committee”)
(4)	Member of the Research and Development Committee of the Board (the “Research and Development Committee”)

*	Independent Director

Kurt von Emster. Mr. von Emster has served as a member of our Board since September 2021. Mr. von Emster served on the Pre-Merger Board (as defined below) from November 2019 to September 2021. Mr. von Emster has been a Partner at Abingworth LLP, a venture capital firm, since January 2015 and as Managing Partner since July 2015. Prior to joining Abingworth, Mr. von Emster was a co-founder and Partner of venBio LLC, a venture capital firm, from May 2009 until January 2015. In 2001, Mr. von Emster became a General Partner at MPM Capital, a leading biotechnology private equity firm, and launched the MPM BioEquities Fund, a crossover public and private biotechnology hedge fund. He was the portfolio manager of this fund from inception in 2001 until his departure in 2009. Mr. von Emster’s investment career started in 1989 at Franklin Templeton Investments where he founded and managed several health and biotechnology funds in the 1990s. Mr. von Emster has served on the boards of directors of Tizona Therapeutics, Inc. since November 2020, Orbus Therapeutics, Inc. since July 2020, Launch Therapeutics since August 2021, SFJ Pharmaceuticals Inc. since April 2020 and Iambic Therapeutics since November 2023. He previously served as a director of CymaBay Therapeutics, Inc. (Nasdaq: CBAY) from April 2009 until its acquisition by Gilead Sciences, Inc. in March 2024, CRISPR Therapeutics AG from March 2015 to June 2019, Vera Therapeutics, Inc. (Nasdaq: VERA) from November 2020 to May 2022, Vaxcyte, Inc. (Nasdaq: PCVX) from June 2019 to June 2022 and Trishula Therapeutics, Inc. from December 2020 to November 2021. Mr. von Emster holds a B.S. in Business and Economics from the University of California, Santa Barbara and is a Chartered Financial Analyst (CFA). We believe that Mr. von Emster is qualified to serve as a member of our Board because of his extensive financial and investment experience, as well as his experience serving on the boards of directors of other therapeutic and pharmaceutical companies.

Scott Brun, M.D. Dr. Brun has served as a member of our Board since June 2023. Dr. Brun is currently President at Gold Mast Consulting, LLC, an advisory firm he founded in 2019 to provide technical advice and strategic guidance related to biopharmaceutical research and development, pipeline portfolio management, commercialization of new therapeutics and strategic communications related to R&D activities. Dr. Brun serves as a Venture Partner at Abingworth LLP and a Senior Medical Advisor to Launch Therapeutics. Prior to his current roles, Dr. Brun had two decades of experience in various leadership roles at AbbVie, Inc., including 15 years at the predecessor company, Abbott Laboratories. The majority of his career has been focused on leading teams and clinical development organizations across a broad variety of therapeutic areas including autoimmune, neurologic and renal, among others. He was most recently Corporate Vice President of Scientific Affairs and Head of AbbVie Ventures, a corporate venture fund responsible for investment opportunities within AbbVie’s R&D therapeutic areas as well as technology platforms of interest from March 2016 to March 2019. Previously, Dr. Brun served as Corporate Vice President and Head of Pharmaceutical Development at AbbVie from November 2013 to March 2016. During his tenure at AbbVie, Dr. Brun oversaw a global organization with responsibilities for AbbVie’s entire portfolio of early- and late-stage clinical pre-registration pipeline compounds as well as marketed compounds within oncology, neurology, immunology, renal, infectious disease, and women’s and men’s health therapeutic areas. Prior to joining AbbVie, Dr. Brun spent over 15 years at Abbott Laboratories, where he held positions of increasing leadership responsibility in drug development within the R&D organization. Dr. Brun is a member of the boards of directors of Axial Biotherapeutics, Inc. and Trishula Therapeutics, Inc., both private, clinical-stage biopharmaceutical companies, Forte Biosciences, Inc. (Nasdaq: FBRX), a preclinical-stage company focused on autoimmune diseases, and Cabaletta Bio, Inc. (Nasdaq: CABA), a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for autoimmune diseases. Previously, Dr. Brun served as a Senior Advisor to the business development team at Horizon Therapeutics plc (Nasdaq: HZNP) from 2020 to 2023. Dr. Brun received his B.S. in Biochemistry from the University of Illinois at Urbana-Champaign and earned his M.D. from the Johns Hopkins University School of Medicine. He completed his residency in ophthalmology at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. We believe that Dr. Brun is qualified to serve as a member of our Board because of his extensive background in research, development and commercialization of product candidates, as well as his current and prior service with pharmaceutical and biotechnology companies on matters pertaining to strategy and operations.

Vishal Kapoor. Mr. Kapoor has served as a member of our Board since February 2023. He has been a Partner of Avego Management, LLC, an affiliate of Velan Capital Partners LP, since January 2021, leading their life sciences venture investing strategy. He was previously with Amplitude Healthcare Acquisition Corporation from January 2020 until our merger with it in September 2021. Prior to that, Mr. Kapoor was Chief Business Officer of Iveric bio, Inc. (formerly known as Ophthotech) from April 2015 to December 2019. At Iveric bio, Inc., he was responsible for acquiring an industry-leading portfolio of gene therapy and therapeutic assets in ophthalmology. From October 2014 to April 2015, Mr. Kapoor was Director of Corporate Development at NPS Pharmaceuticals, Inc., which Shire PLC acquired in 2015 for approximately $5.2 billion. From 2005 to 2014, Mr. Kapoor spent nine years at Genentech, Inc. in various positions, including leading strategy for ophthalmology and central nervous system pipeline assets, Lucentis marketing, commercial assessments for business development and medical affairs. In addition, Mr. Kapoor has previously worked at Pfizer Inc. Mr. Kapoor received an MBA in Finance and Management from Columbia Business School in 2004 and a B.A. in Biology from Columbia University in 1997. We believe that Mr. Kapoor is qualified to serve as a member of our Board in light of his years of experience in the life sciences industry, including with respect to acquisition, strategy, marketing and business development.

Judith Shizuru, M.D., Ph.D. Dr. Shizuru has served as a member of our Board since September 2021. Dr. Shizuru is our scientific co-founder and served as a member of the board of directors of our Company prior to the merger with Amplitude Healthcare Acquisition Corporation (the “Pre-Merger Board”) from March 2018 to September 2021 and as Chair of its Scientific Advisory Board from December 2019 to September 2021. Dr. Shizuru is a Professor of Medicine (Blood and Marrow Transplantation) and Pediatrics (Stem Cell Transplantation) at Stanford. Dr. Shizuru is a member of the Stanford Blood and Marrow Transplantation and Cellular Therapy (BMT-CT) faculty, the Stanford Immunology Program, the Stanford Cancer Institute, and the Institute for Stem Cell Biology and Regenerative Medicine. Dr. Shizuru received a Bachelor’s degree from Bennington College and an M.D. and Ph.D. from the Stanford University School of Medicine. She trained as a resident in adult internal medicine at the University of California, San Francisco, and in the sub-specialty of hematology at Stanford. Dr. Shizuru has been attending on the Stanford BM-CT clinical service since 1997, and she oversees a research laboratory. Her laboratory is focused on understanding the cellular and molecular basis of resistance to engraftment of transplanted allogeneic hematopoietic cells, and the way in which bone marrow grafts modify immune responses including the induction of immune tolerance. Dr. Shizuru’s laboratory has developed the translational science of anti-CD117 antibodies, and was the first to advance an anti-human CD117 antibody as a transplant conditioning agent from the laboratory to the clinic. Dr. Shizuru has over 160 publications in the fields of immunology and hematopoietic cell transplantation. We believe that Dr. Shizuru is qualified to serve as a member of our Board because of her expertise in immunology, antibody and cellular therapies, and transplant conditioning agents, as well as her knowledge of our technology and product candidates, having co-founded our Company in 2018.

Tom Wiggans. Mr. Wiggans has served as a member of our Board and as its Chairperson since November 2023. He most recently served as the Chief Executive Officer and chair of the board of directors of Pardes Biosciences, Inc. (Nasdaq: PRDS) from March 2022 until its merger with MediPacific, Inc. in August 2023. Mr. Wiggans founded Dermira, Inc. (Nasdaq: DERM) in August 2010, and served as its Chief Executive Officer and a member of its board of directors from August 2010 and as the chairman of its board of directors from April 2014 until Dermira’s acquisition by Eli Lilly and Company in 2020. From October 2007, Mr. Wiggans served as chairman of the board of directors of Peplin, Inc. and in August 2008, he became its Chief Executive Officer, serving in these positions until Peplin’s acquisition by LEO Pharma Inc. in November 2009. Previously, Mr. Wiggans served as chief executive officer of Connetics USA from 1994, and as chairman of the board of directors of Connetics from January 2006 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares-Serono S.A. in various management positions, including as President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly and Company. He currently serves on the board of directors of Annexon, Inc. (Nasdaq: ANNX), a position he has held since February 2017. Mr. Wiggans has previously served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Cymabay Therapeutics, Inc. (Nasdaq: CBAY) from April 2021 until its acquisition by Gilead Sciences, Inc. in March 2024, Onyx Pharmaceuticals Inc. from March 2005 until its acquisition by Amgen Inc. in October 2013, Sangamo Biosciences, Inc. from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012, Forma Therapeutics Holdings, Inc. from September 2020 until its acquisition by Novo Nordisk A/S in October 2022, and as chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer Inc. in December 2011. Mr. Wiggans was instrumental in the formation of the Biotechnology Industry Organization and served as a member of its board of directors for many years. He is currently a member of the Board of Trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. We believe that Mr. Wiggans is qualified to serve as a member of our Board because of his leadership and business and product development expertise, as well as his extensive experience in the pharmaceutical and therapeutics industry at both the executive and board level.

Ronald A. Martell. Mr. Martell has served as our President, Chief Executive Officer and a member of our Board since March 2022. Mr. Martell has more than 30 years’ experience building and managing unique businesses in the biotech industry. Mr. Martell has served as a Director of MorphImmune, Inc. since April 2021, and served as the Chief Executive Officer and President from April 2021 to March 2022. Prior to joining MorphImmune, Inc., Mr. Martell served as the President and CEO of Nuvelution Pharma, Inc. from November 2019 to March 2021. He was also the Co-Founder and Executive Chairman of Indapta Therapeutics, Inc. from April 2017 to March 2022. Mr. Martell was the Co-Founder and Executive Chairman of Orca Bio from January 2016 to June 2019 and the Co-Founder and CEO of Achieve Life Sciences, Inc. from March 2015 to December 2017, where he led the merger of the company with OncoGenex Pharmaceuticals, Inc. in August 2017. He served on the board of directors of Plus Therapeutics, Inc. (previously Cytori Therapeutics, Inc.) (Nasdaq: PSTV) from December 2016 until December 2019. He served as Chief Executive Officer of Sevion Therapeutics, Inc. from June 2014 to January 2015 and Executive Chairman of KaloBios Pharmaceuticals, Inc. from February 2015 to October 2015. Prior to Sevion, Mr. Martell was President and CEO of NeurogesX, Inc. from January 2012 to July 2013 and sold the company’s assets to Acorda Therapeutics, Inc. Prior to NeurogesX, he was Chief Executive Officer of Poniard Pharmaceuticals, Inc. from February 2010 to March 2013. Before joining Poniard, he served in the capacity of the Office of the CEO and as Senior Vice President of Commercial Operations at ImClone Systems. Mr. Martell built ImClone Systems’ Commercial Operations and field sales force to market and commercialize Erbitux® with partners Bristol-Myers Squibb and Merck KGaA. Prior to joining ImClone Systems, Mr. Martell worked for 10 years at Genentech, Inc. in a variety of positions, the last of which was Group Manager, Oncology Products. At Genentech, he was responsible for the launch of Herceptin® for metastatic HER-2 positive breast cancer and Rituxan® for non-Hodgkin’s lymphoma. Mr. Martell began his career at Roche Pharmaceuticals. We believe that Mr. Martell is qualified to serve as a member of our Board because of his depth of experience in oncology and cell therapy development and commercialization, as well as deep relationships across the industry.

Christian W. Nolet. Mr. Nolet has served as a member of our Board since September 2021. Mr. Nolet has more than 44 years of experience in various leadership roles in the audit services profession and in the life sciences industry. Mr. Nolet was an audit partner at Ernst & Young LLP (“EY”), a professional services firm, from November 2001 to June 2019. While at EY, Mr. Nolet led the West EY Life Sciences Industry Group. He served on both the Executive Committee and Finance Committee (Chair) of the California Life Sciences industry association from 2000 through February 2024. Mr. Nolet was also a member of the Finance & Investment Committee and Emerging Companies Section of BIO (the Biotechnology Innovation Organization). Prior to EY, Mr. Nolet was a partner at PricewaterhouseCoopers LLP from 1991 to 2001. Mr. Nolet holds a B.S. in Accounting from San Diego State University and is a retired Certified Public Accountant in California. Mr. Nolet has served on the board of directors of Revance Therapeutics, Inc. (Nasdaq: RVNC) from July 2019 to its acquisition in February 2025, and currently serves on the board of directors of ArriVent Biopharma, Inc. (Nasdaq: AVBP) since September 2023. He was previously on the board of directors of PolarityTE, Inc. (Nasdaq: PTE) from April 2020 to January 2023 and on the board of directors of Ambrx Biopharma Inc. (Nasdaq: AMAM) from January 2021 to November 2021. Mr. Nolet also served on the board of directors of Viela Bio, Inc. (Nasdaq: VIE) from August 2019 until it was acquired in March 2021. We believe that Mr. Nolet is qualified to serve as a member of our Board because of his experience with multiple life sciences companies ranging from growing venture-capital-backed start-ups to Fortune 100 companies, and his financial expertise as a former audit partner and retired California Certified Public Accountant.

Svetlana Lucas, Ph.D. Dr. Lucas has served as a member of our Board since June 2024. Dr. Lucas has served as the Chief Business Officer at Scribe Therapeutics Inc., a genetic medicine company, since June 2019, where she established multiple strategic collaborations with pharmaceutical companies, including Sanofi and Prevail Therapeutics, a subsidiary of Eli Lilly and Company. Previously, she served as Senior Vice President, Business Development at Tizona Therapeutics, Inc. (Tizona), a clinical-stage immunotherapy company, from January 2019 to June 2019, and prior to that as Vice President, Business Development from June 2015 to January 2019, where she was responsible for the company’s business development strategy and transactions, including a global strategic collaboration with AbbVie Inc. Before joining Tizona, Dr. Lucas was Head of Oncology and Inflammation External R&D Team at Amgen Inc. from August 2014 to July 2015 where she oversaw business development activities, including Amgen’s strategic cancer immunotherapy research collaboration and licensing agreement with Kite Pharma, and collaborated with Amgen Ventures on several investments in oncology and inflammation. Dr. Lucas joined Amgen following the acquisition of Onyx Pharmaceuticals, Inc., where she served as a Director, Corporate Development from September 2012 to August 2014 and spearheaded the company’s oncology partnering strategy and due diligence of new opportunities. She held positions of increasing responsibility in strategy, business development, and strategic marketing at Amgen from January 2003 to September 2005, PDL BioPharma/ Facet Biotech (acquired by Abbvie) from September 2005 to July 2010, and XOMA Corporation from July 2010 to September 2012. From February 2001 to January 2003, Dr. Lucas was a strategy consultant in the Life Sciences practice of McKinsey & Company, Inc. She received her undergraduate degree in Biology from Moscow State University, and her Ph.D. in Molecular Biology and Biochemistry from the California Institute of Technology. Dr. Lucas has served on the board of directors of aTyr Pharma, Inc. (Nasdaq: ATYR) since June 2019 and as an advisor to Radar Therapeutics since October 2023. We believe that Dr. Lucas is qualified to serve as a member of our Board due to her extensive business development experience in the biotherapeutics industry.

The table below provides an enhanced disclosure regarding the diversity of our Board members and nominees. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix As of February 25, 2025

Board Size:

Total Number of Directors: 8

	Male	Female	Non-Binary	Gender Undisclosed
Part I: Gender Identity
Number of directors based on gender identity	6	2	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	1	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	3	2	—	—
Two or More Races or Ethnicities
LGBTQ+ Did not Disclose Demographic Background			2

Composition of Our Board of Directors

The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and on an ad hoc basis as required. Our Board currently consists of eight directors. Our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolutions approved by a majority of the authorized number of directors constituting our Board. In accordance with our Certificate of Incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class I directors are Mr. von Emster, Dr. Brun and Mr. Kapoor, and their terms will expire at our annual meeting of stockholders to be held in 2025;

●	the Class II directors are Dr. Shizuru and Mr. Wiggans, and their terms will expire at our annual meeting of stockholders to be held in 2026; and

●	the Class III directors are Mr. Martell, Mr. Nolet and Dr. Lucas, and their terms will expire at our annual meeting of stockholders to be held in 2027.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our Board as a listed company.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning the director’s background, employment and affiliations, including family relationships, our Board has determined that each of Mr. von Emster, Dr. Lucas, Mr. Kapoor, Dr. Brun, Mr. Wiggans and Mr. Nolet do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. Mr. Martell was determined not to be independent as he currently serves as our President and Chief Executive Officer. Our Board further determined that Dr. Shizuru is not independent due to the fact that she provides non-employee consulting services to our Company (See “Certain Relationships and Related Party Transactions — Dr. Shizuru Consulting Agreement” in Part III, Item 13 of this Annual Report on Form 10-K for additional information). In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock with respect to each non-employee director.

Board Leadership Structure

Mr. Wiggans currently serves as the non-employee Chairperson of our Board. In such role, Mr. Wiggans has authority, among other things, to call and preside over our Board meetings, to set meeting agendas and to determine materials to be distributed to our Board. As the roles of Chairperson of our Board and Chief Executive Officer are separated between Mr. Wiggans and Mr. Martell, respectively, our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making. In addition, our Board believes that this structure provides an environment in which the independent directors are fully informed, have significant input into the content of Board meetings, and can provide objective and thoughtful oversight of management.

Each of the committees of our Board, other than the Research and Development Committee of our Board (the “Research and Development Committee”), is comprised solely of independent directors that provide strong independent leadership for each of these committees. Our independent directors generally meet in executive session after each regular meeting of our Board. At each such meeting, the presiding director for each executive session of our Board is an independent or non-employee director. Our Board will continue to evaluate this leadership structure on an ongoing basis based on factors such as the experience of the applicable individuals and the current business environment.

Board Meetings and Committees

Our Board may establish the authorized number of directors from time to time by resolutions adopted by a majority of the authorized number of directors constituting our Board. Our Board currently consists of eight members.

During our fiscal year ended December 31, 2024, our Board held six meetings (including regularly scheduled and special meetings), and acted by written consent three times. Each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which the director had been a director and (ii) the total number of meetings held by all committees of our Board on which the director served during the periods that the director served.

Although our corporate governance guidelines do not have a formal policy regarding attendance by members of our Board at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Those who do attend are expected to answer appropriate questions from stockholders. Ronald Martell attended our annual meeting of stockholders in 2024.

Our Board has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Research and Development Committee. The composition and responsibilities of each of the committees of our Board are described below. Each committee of our Board has a written charter approved by our Board. Copies of each charter are posted in the “Investors-Corporate Governance” portion of our website at ir.jaspertherapeutics.com/corporate-governance/documents-charters. The reference to our website address does not constitute incorporation by reference of the information contained at or available or accessible through our website, and you should not consider it to be a part of this Annual Report on Form 10-K. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee of our Board (the “Audit Committee”) consists of Mr. Nolet, Mr. von Emster and Mr. Kapoor. Our Board has determined that each member of our Audit Committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our Audit Committee is Mr. Nolet. Our Board has determined that Mr. Nolet is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our Board has examined each Audit Committee member’s scope of experience and the nature of his employment.

The primary purpose of our Audit Committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our Audit Committee include, among other things:

●	evaluating, appointing, determining the compensation of, retaining, overseeing and evaluating our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of performing other review or attest services for us;

●	prior to commencement of the audit engagement, reviewing and discussing with the independent registered public accounting firm a written disclosure by the prospective independent registered public accounting firm of all relationships between us, or persons in financial oversight roles with us, and such independent registered public accounting firm or their affiliates;

●	determining and approving engagements of the independent registered public accounting firm, prior to commencement of the engagement, and the scope of and plans for the audit;

●	monitoring the rotation of partners of the independent registered public accounting firm on our audit engagement;

●	reviewing with management and the independent registered public accounting firm any fraud that includes management or other employees who have a significant role in our internal control over financial reporting and any significant changes in internal controls;

●	establishing and overseeing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

●	reviewing the results of management’s efforts to monitor compliance with our programs and policies designed to ensure compliance with laws and rules;

●	overseeing our programs, policies, and procedures related to our information technology systems, including information asset security, data protection, data privacy, cybersecurity and back-up of information systems, and the steps taken to monitor, mitigate and control such exposures and our plans to mitigate cybersecurity risks and to respond to data breaches;

●	providing oversight regarding our policies with respect to risk assessment and risk management, including enterprise risk and risks pertaining to our financial, accounting and tax matters;

●	overseeing insurance coverage for our directors and executive officers; and

●	reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s assessment of the quality and acceptability of our accounting principles and practices and all other matters required to be communicated to our Audit Committee by the independent registered public accounting firm under generally accepted accounting standards, the results of the independent registered public accounting firm’s review of our quarterly financial information prior to public disclosure and our disclosures in our periodic reports filed with the SEC.

Our Audit Committee reviews, discusses and assesses its own performance and composition at least annually. Our Audit Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Our Audit Committee held five meetings during fiscal year 2024 and acted by written consent one time during fiscal year 2024.

Compensation Committee

Our Compensation Committee consists of Mr. von Emster, Mr. Nolet and Dr. Brun. The chairperson of our Compensation Committee is Mr. Nolet. Our Board has determined that each member of our Compensation Committee is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our Compensation Committee is to discharge the responsibilities of our Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our Compensation Committee include, among other things:

●	reviewing, modifying and approving (or, if it deems appropriate, making recommendations to our Board regarding) our overall compensation strategy and policies, and reviewing, modifying and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management;

●	determining and approving (or, if it deems appropriate, recommending to our Board for determination and approval) the compensation and terms of employment of our Chief Executive Officer, including seeking to achieve an appropriate level of risk and reward in determining the long-term incentive component of the Chief Executive Officer’s compensation;

●	determining and approving (or, if it deems appropriate, recommending to our Board for determination and approval) the compensation and terms of employment of our executive officers and other members of senior management, including seeking to achieve an appropriate level of risk and reward;

●	reviewing and approving (or, if it deems appropriate, making recommendations to our Board regarding) the terms of employment agreements, severance agreements, change-of-control protections and other compensatory arrangements for our executive officers and other senior management;

●	conducting periodic reviews of the base compensation levels of all of our employees generally;

●	reviewing human capital management strategies, programs and policies, including those relating to our workplace environment and culture;

●	reviewing and approving the type and amount of compensation to be paid or awarded to non-employee directors;

●	reviewing and administering the “clawback policy” applicable to our executive officers, in accordance with applicable rules and regulations of the SEC and Nasdaq;

●	reviewing and approving the adoption, amendment and termination of our stock option plans, stock appreciation rights plans, pension and profit sharing plans, incentive plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans, 401(k) plans, supplemental retirement plans and similar programs, if any; and administering all such plans, establishing guidelines, interpreting plan documents, selecting participants, approving grants and awards and exercising such other power and authority as may be permitted or required under such plans;

●	reviewing our incentive compensation arrangements to determine whether such arrangements encourage excessive risk-taking, reviewing and discussing at least annually the relationship between our risk management policies and practices and compensation and evaluating compensation policies and practices that could mitigate any such risk; and

●	reviewing and recommending to our Board for approval the frequency with which we conduct a vote on executive compensation, taking into account the results of the most recent stockholder advisory vote on the frequency of the vote on executive compensation, and reviewing and approving the proposals regarding the frequency of the vote on executive compensation to be included in our annual meeting proxy statements.

In addition, once we cease to be a “smaller reporting company” as defined in the rules and regulations of the SEC, the responsibilities of our Compensation Committee will include reviewing and discussing with management our Compensation Discussion and Analysis, and recommending to our Board that the Compensation Discussion and Analysis be approved for inclusion in our Annual Reports on Form 10-K, registration statements and annual meeting proxy statements.

Under its charter, our Compensation Committee may form, and delegate authority to, subcommittees as appropriate. Our Compensation Committee reviews, discusses and assesses its own performance and composition at least annually. Our Compensation Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Our Compensation Committee held four meetings during fiscal year 2024 and acted by written consent six times during fiscal year 2024.

Compensation Committee Processes and Procedures

Typically, our Compensation Committee meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the chairperson of our Compensation Committee, in consultation with the Chief Executive Officer. Our Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by our Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding his compensation or individual performance objectives. The charter of our Compensation Committee grants our Compensation Committee full access to all of our books, records, facilities and personnel. In addition, under the charter, our Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that our Compensation Committee considers necessary or appropriate in the performance of its duties. Our Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, our Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, our Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to our Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

For purposes of 2024 compensation, our Compensation Committee utilized Alpine Rewards (“Alpine”) as its compensation consultant. In connection with assessing 2024 compensation for our directors, officers and other employees, Alpine provided our Compensation Committee with general compensation consultant services. The Compensation Committee assessed whether the work of Alpine as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services, if any, to us by Alpine; (ii) the amount of fees we paid to Alpine; (iii) Alpine’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Alpine or the individual compensation advisors employed by the firm with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of Alpine; and (vi) any shares of our common stock owned by Alpine or the individual compensation advisors employed by the firm. Our Compensation Committee has determined, based on its analysis of the above factors, that the work of Alpine and the individual compensation advisors employed by Alpine as our compensation consultant has not created any conflict of interest. Our Compensation Committee also assessed the independence of Alpine pursuant to SEC rules and concluded that the work of Alpine has not raised any conflict of interest.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. von Emster, Dr. Lucas and Mr. Kapoor. The chairperson of our Nominating and Corporate Governance Committee is Mr. von Emster. Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the listing standards of Nasdaq.

Specific responsibilities of our Nominating and Corporate Governance Committee include, among other things:

●	making recommendations to our Board regarding corporate governance issues;

●	evaluating the composition, size, organization and governance of the Board and its committees to ensure that they appropriately reflect the knowledge, skills, integrity, ethics, diversity (including that of gender, sexual orientation, disability, age, race, ethnicity or national origin, global perspective and experience, business experience, functional expertise, stakeholder expectations, culture and geography), and other characteristics required to fulfill their respective duties, and determine future requirements;

●	identifying, reviewing and evaluating candidates to serve as directors (consistent with criteria approved by our Board);

●	determining the minimum qualifications for service on our Board;

●	reviewing and evaluating incumbent directors and Board performance generally;

●	instituting and overseeing director orientation and director continuing education programs;

●	serving as a focal point for communication among candidates, non-committee directors and our management;

●	recommending to our Board for selection candidates to serve as nominees for director for the annual meeting of stockholders;

●	assessing Board member independence;

●	making other recommendations to our Board regarding matters relating to the directors;

●	reviewing succession plans for our Chief Executive Officer and our other executive officers;

●	reviewing and overseeing matters of corporate responsibility and sustainability, including potential long- and short-term trends and impacts to our business of environmental, social and governance issues, and our public reporting on these topics;

●	overseeing our environmental, social and governance programs and strategies; and

●	considering any recommendations for nominees and proposals submitted by stockholders.

Our Nominating and Corporate Governance Committee periodically reviews, discusses and assesses the performance of our Board and the committees of our Board. In fulfilling this responsibility, our Nominating and Corporate Governance Committee seeks input from senior management, our Board and others, which may include external advisors. In assessing our Board, our Nominating and Corporate Governance Committee evaluates the overall composition of our Board, our Board’s contribution as a whole and its effectiveness in serving our best interests and the best interests of our stockholders and, following the assessment process, our Nominating and Corporate Governance Committee may recommend changes in the composition of our Board, changes in the size of our Board, or other recommended future additions or changes to our Board structure based on our clinical programs and business focus. Our Nominating and Corporate Governance Committee reviews, discusses and assesses its own performance and composition at least annually. Our Nominating and Corporate Governance Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Our Nominating and Corporate Governance Committee held two meetings during fiscal year 2024 and acted by written consent three times during fiscal year 2024.

Research and Development Committee

Our Research and Development Committee is an ad hoc committee of our Board that was formed in May 2022. Our Research and Development Committee consists of Dr. Brun, Dr. Shizuru and Mr. von Emster. The chairperson of our Research and Development Committee is Dr. Brun. Specific responsibilities of our Research and Development Committee include, among other things: (i) facilitating the technical review of our science and technology strategy research and development and product innovation and strategy; and (ii) reporting to our Board regarding our Research and Development Committee’s activities, including its reviews and assessments of our internal technology development, technology assessment, technology review and technical goals and research and development strategies, and any other matters deemed appropriate by our Research and Development Committee.

Our Research and Development Committee held 4 meetings during fiscal year 2024 and did not act by written consent during fiscal year 2024.

Identifying and Evaluating Director Nominees

Our Nominating and Corporate Governance Committee is responsible for identifying, reviewing, evaluating and recommending candidates for nomination to our Board, including candidates to fill any vacancies that may occur. Our Nominating and Corporate Governance Committee assesses the qualifications of candidates in light of the policies and principles in our corporate governance guidelines and may also engage third-party search firms to identify director candidates. Our Nominating and Corporate Governance Committee may conduct interviews, detailed questionnaires and comprehensive background checks or use any other means that it deems appropriate to gather information to evaluate potential candidates. Based on the results of the evaluation process, our Nominating and Corporate Governance Committee recommends candidates to our Board for approval as director nominees for election to our Board. In assessing our Board, our Nominating and Corporate Governance Committee will evaluate the overall composition of our Board, our Board’s contribution as a whole and its effectiveness in serving our best interests and the best interests of our stockholders.

Minimum Requirements

Our Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. Some of the qualifications that our Nominating and Corporate Governance Committee will also consider include, but are not limited to, such candidate’s (i) level of expertise, (ii) potential conflicts of interests or other commitments, (iii) demonstrated excellence in his or her field, (iv) ability to exercise sound business judgment, (v) diversity with respect to personal background, perspective and experience and (vi) commitment to rigorously representing our stockholders’ long-term interests. Our Nominating and Corporate Governance Committee also reviews director candidates in the context of the current size and composition of our Board, our operating requirements and our stockholders’ long-term interests. Although our Board does not maintain a specific policy with respect to board diversity, our Board values diversity as a factor in selecting nominees. Our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences and may consider factors including gender, racial diversity, age, skills, and such other factors as it deems appropriate to maintain an appropriate balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, our Nominating and Corporate Governance Committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, our Nominating and Corporate Governance Committee also determines whether the nominee is independent for purposes of Nasdaq listing rules.

Stockholder Recommendations and Nominations to the Board of Directors

Stockholders may submit recommendations for director candidates to our Nominating and Corporate Governance Committee by sending the individual’s name and qualifications to our Corporate Secretary at Jasper Therapeutics, Inc., 2200 Bridge Pkwy Suite #102, Redwood City, CA 94065, who will forward all recommendations to our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Stockholder and Other Interested Party Communications

Our Board provides to every stockholder and any other interested parties the ability to communicate with our Board as a whole, and with individual directors on our Board, through an established process for stockholder communication. For a communication directed to our Board as a whole, stockholders and other interested parties may send such communication to our Corporate Secretary at Jasper Therapeutics, Inc., 2200 Bridge Pkwy Suite #102, Redwood City, CA 94065, Attn: Board of Directors c/o Corporate Secretary.

For a stockholder or other interested party communication directed to an individual director in his or her capacity as a member of our Board, stockholders and other interested parties may send such communication to the attention of the individual director at Jasper Therapeutics, Inc., 2200 Bridge Pkwy Suite #102, Redwood City, CA 94065, Attn: Name of Director.

Our Corporate Secretary, in consultation with appropriate members of our Board as necessary, will review all incoming communications and, if appropriate, all such communications will be forwarded to the appropriate member or members of our Board, or if none is specified, to the Chairperson of our Board.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board has adopted corporate governance guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board has adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of business conduct and ethics is available under the “Investors-Corporate Governance” section of our website at ir.jaspertherapeutics.com/corporate-governance/documents-charters. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained in or available or accessible through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Risk Management

Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and assisted by its committees, is responsible for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. Our Board is responsible for risk oversight. Our Board believes that it is essential for effective risk management and oversight that there be open communication between management and our Board. Our Board meets with our Chief Executive Officer, Chief Financial Officer and other members of the senior management team at quarterly meetings of our Board, where, among other topics, they discuss strategy and risks facing us, as well as at such other times as they deem appropriate.

Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting, accounting, tax disclosure controls and procedures, enterprise risk and legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. Our Audit Committee also reviews our major financial, cybersecurity and information technology risk exposures and the steps management has taken to monitor and control these exposures. Our Audit Committee also monitors certain key risks on a regular basis throughout the fiscal year, such as risk associated with internal control over financial reporting and liquidity risk. Our Compensation Committee assesses risks created by the incentives inherent in our compensation policies and evaluates our compensation policies and practices that could mitigate any such risks. Our Nominating and Corporate Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and environmental, social and corporate governance matters. Our full Board also reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at regular meetings of our Board, and evaluates the risks inherent in significant transactions.

Scientific Advisory Board

We have established a scientific advisory board. We regularly seek advice and input from these experienced scientific leaders on matters related to our research and development programs. Our scientific advisory board consists of experts across a range of key disciplines relevant to our programs and science. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our research and development programs.

Executive Officers

The following table identifies certain information about our executive officers as of February 25, 2025. Our executive officers are appointed by, and serve at the discretion of, our Board and hold office until his successor is duly elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Ronald Martell	63	President, Chief Executive Officer and Director
Herb Cross	53	Chief Financial Officer and Corporate Secretary
Jeet Mahal	53	Chief Operating Officer
Edwin Tucker, M.D.	53	Chief Medical Officer

Executive Officers

Ronald A. Martell. Please see above discussion of our directors for Mr. Martell’s biography.

Herb Cross. Mr. Cross has served as our Chief Financial Officer and Corporate Secretary since September 2023. Previously, Mr. Cross had served as the Chief Financial Officer of Atreca, Inc., a biotechnology company, since February 2019. From November 2017 to June 2018, he served as Chief Financial Officer of ARMO Biosciences, Inc., a biotechnology company. From February 2016 to November 2017, Mr. Cross served as Chief Financial Officer of Balance Therapeutics, Inc., a biotechnology company. From October 2013 to November 2015, he served as Chief Financial Officer of KaloBios Pharmaceuticals, Inc., a biotechnology company, and interim Chief Executive Officer from January 2015 to November 2015. In December 2015, KaloBios filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. KaloBios emerged from Chapter 11 in July 2016. From November 2010 to June 2013, Mr. Cross served as Chief Financial Officer of Affymax, Inc., a biotechnology company. He served as a director of Apexigen, Inc. from July 2022 to August 2023 and Apexigen America, Inc. from October 2019 to August 2023. Mr. Cross received a B.S. in Business Administration from the University of California, Berkeley and is a certified public accountant (inactive).

Jeet Mahal. Mr. Mahal has served as our Chief Operating Officer since March 2022. He served as our Chief Financial Officer and Corporate Secretary from September 2021 to September 2023 and as our Chief Business Officer from September 2021 to March 2022. Prior to that, Mr. Mahal had served as our Chief Financial and Business Officer since December 2019. Prior to joining our Company, Mr. Mahal worked at Portola Pharmaceuticals, Inc. from August 2008 to December 2019, where Mr. Mahal held a number of positions of increasing leadership, most recently as Vice President, Strategic Marketing from January 2019 to December 2019 and Vice President, Business Development from February 2013 to December 2018. While at Portola Pharmaceuticals, Inc., Mr. Mahal led the execution of multiple business development partnerships for Andexxa®, Bevyxxa® and cerdulatinib. Mr. Mahal also played a key role in the company’s equity financings, including its initial public offering and multiple royalty transactions. Earlier in his career, from January 2006 to September 2008, Mr. Mahal was Director, Business and New Product Development, at Johnson & Johnson on the cardiovascular in-licensing and Xarelto® product development teams. Mr. Mahal started his career in the drug development laboratories at COR Therapeutics. Mr. Mahal holds a Bachelor’s degree in Molecular and Cell Biology from U.C. Berkeley, a Master’s degree in Engineering from North Carolina State University, a Master’s degree in Molecular and Cell Biology from the Illinois Institute of Technology and an MBA from Duke University.

Edwin Tucker, M.D. Dr. Tucker has served as our Chief Medical Officer since June 2023. He has over 30 years of clinical experience leading novel drug development. Dr. Tucker was most recently Chief Medical Officer at Goldfinch Bio, where he led clinical development and helped build the regulatory, medical affairs and clinical operations functions. Previously, he served as Chief Medical Officer at Mirum Pharmaceuticals, where he contributed to the achievement of key milestones in the development of medicines for adult and pediatric cholestatic liver disease, including the first FDA approval for Alagille Syndrome. Prior to joining Mirum, Dr. Tucker was at Acerta Pharma LLC, now part of the AstraZeneca family of companies, ultimately serving as Chief Operating Officer. Prior to joining Acerta, he held leadership positions in development, medical safety and medical affairs at Genentech, Janssen Research and Development and Bayer HealthCare Pharmaceuticals. Dr. Tucker is a member of the Royal College of Physicians (UK) and received his M.B.A. from the University of Connecticut. Dr. Tucker holds degrees in Pharmacology and Medicine from the University of Leeds, United Kingdom. Additionally, he serves as a managing director at Golden Seeds, an investment firm dedicated to pursuing early-stage investment opportunities in women-led businesses.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Overview

Our named executive officers for the year ended December 31, 2024 were:

●	Ronald Martell, our President and Chief Executive Officer;

●	Herb Cross, our Chief Financial Officer and Corporate Secretary;

●	Jeet Mahal, our Chief Operating Officer; and

●	Edwin Tucker, M.D., our Chief Medical Officer.

Executive Summary

The following is a discussion and analysis of compensation arrangements of our named executive officers. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. As a “smaller reporting company” as defined in the rules and regulations of the SEC, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

2024 Financial and Performance Highlights

Our financial and performance highlights during 2024 include the following:

●	Cash and cash equivalents as of December 31, 2024, totaled $71.6 million.

●	Research and development expenses for the year ended December 31, 2024, were $55.8 million, including stock-based compensation expenses of $4.6 million.

●	General and administrative expenses for the year ended December 31, 2024, were $20.4 million, including stock-based compensation expenses of $2.0 million.

●	Reported a net loss of $71.3 million, or basic and diluted net loss per share attributable to common stockholders of $4.89, for the year ended December 31, 2024.

Compensation Philosophy and Practices

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of our Company and align executive incentives with the long-term interests of our stockholders. This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Insider Trading Policy

Our Board has adopted an insider trading policy (the “Insider Trading Policy”), which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the Insider Trading Policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to Jasper.

Prohibition on Hedging and Pledging Transactions

Our Insider Trading Policy prohibits any director, employee (including our executive officers) or consultant to our Company from, among other things, engaging in short sales, transactions in put or call options, hedging transactions, margin accounts or other inherently speculative transactions with respect to our securities at any time. Our directors, employees (including our executive officers) and consultants are also not permitted to pledge our securities as collateral for a loan.

Clawback Policy

Effective October 1, 2023, our Board adopted a restated compensation recovery (“clawback”) policy pursuant to the listing standards approved by The Nasdaq Stock Market LLC implementing Rule 10D-1 under the Exchange Act (“Rule 10D-1”). The clawback policy is administered by our Compensation Committee and applies to our current and former executive officers as defined in Rule 10D-1 (each, an “Affected Officer”). Under the clawback policy, if we are required to prepare an accounting restatement to correct our material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), we are obligated to recover erroneously awarded incentive-based compensation received from us by Affected Officers. Incentive-based compensation includes any compensation that is granted, earned or vested based in whole or in part on the attainment of a financial reporting measure. Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable Restatement.

Individual Compensation Elements

During 2024, the principal elements of our executive compensation program were as follows:

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time after taking into account individual responsibilities, performance and experience. For 2024, Mr. Martell earned an annual base salary of $727,272, Mr. Cross earned an annual base salary of $476,100, Mr. Mahal earned an annual base salary of $481,301 and Dr. Tucker earned an annual base salary of $514,500.

Annual Cash Incentive Bonuses

We pay cash bonuses to reward our executives for their performance over the fiscal year, based on an analysis by our Board or our Compensation Committee of our company performance and each executive’s performance during the year. During 2024, Mr. Martell’s annual bonus target was equal to 50% of his annual base salary, Mr. Cross’ annual bonus target was equal to 45% of his annual base salary, Mr. Mahal’s annual bonus target was equal to 45% of his annual base salary and Dr. Tucker’s annual bonus target was equal to 45% of his annual base salary.

Our Board adopted corporate performance goals for the 2024 bonus program for our employees based on milestones that primarily included: (1) generating positive data in our spontaneous urticaria and inducible urticaria clinical trials; (2) commencing enrollment in our asthma program; (3) expanding our BEACON/SPOTLIGHT clinical trials with additional cohorts; (4) chemistry, manufacturing and controls (CMC) goals; (5) research and translational goals and; (6) corporate goals, including finance, business development and human resources. Our Compensation Committee determined that the total attainment rate for 2024 was 85%. For 2024, Mr. Martell received a $309,091 bonus, Mr. Cross received a $182,108 bonus, Mr. Mahal received a $184,098 bonus and Dr. Tucker received a $196,796 bonus. The bonus amounts for Mr. Martell, Mr. Mahal, Mr. Cross and Dr. Tucker were determined based on the base salary earned by each executive officer for the calendar year multiplied by his bonus target percentage and the 85% achievement level.

Long-Term Equity Incentives

We believe equity awards are a critical element of our executive compensation programs as they provide an incentive for our executives to focus on driving growth in our stock price and long-term stockholder value creation and help us to attract and retain key talent in a competitive market. Specifically, the granting of stock options helps ensure that the interests of our executive officers are aligned with those of our stockholders as the options only have value if the value of our stock increases after the date the option is granted.

2024 Option Awards

On February 15, 2024, Mr. Martell was granted an option to purchase 100,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on February 15, 2025, and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date. On June 10, 2024, Mr. Martell was granted (a) an option to purchase 10,000 shares of our common stock, of which 25% of the total number of shares subject to the option will vest on June 10, 2025, and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date, and (b) performance-based restricted stock units with respect to 20,000 shares of our common stock (“PRSUs”), with each PRSU representing a contingent right to receive one share of common stock. If, by June 10, 2026, the closing price of our common stock on Nasdaq is at or above $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days, all of the shares of common stock subject to the PRSUs shall vest in full on such thirtieth day, subject to Mr. Martell’s continued service to us through such date. On February 15, 2024, Mr. Cross was granted an option to purchase 40,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on February 15, 2025 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Cross’s continued service to us on each vesting date. On February 15, 2024, Mr. Mahal was granted an option to purchase 40,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on February 15, 2025 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Mahal’s continued service to us on each vesting date. On February 15, 2024, Dr. Tucker was granted an option to purchase 45,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on February 15, 2025 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Dr. Tucker’s continued service to us on each vesting date.

Other Elements of Compensation

Perquisites, Health, Welfare and Retirement Benefits

Our executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical and dental insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, cover a certain portion of the premiums for medical and dental insurance for all of our employees, including our named executive officers. Our Board may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under the Internal Revenue Code. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis (or post-tax basis through a Roth 401(k) election) through contributions to the 401(k) plan. We provided matching contributions of up to $3,000 per employee under our 401(k) plan during the year ended December 31, 2024.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2024.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2024. Our Board may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

No Tax Gross-Ups

In 2024, we did not make gross-up payments to cover our named executive officers’ personal income taxes that pertained to any of the compensation, perquisites or personal benefits paid or provided by us. Currently, we have no agreements or arrangements in place with any executive officer that require or provide for a tax gross-up or similar payment. We also do not intend to enter into any future employment or other agreement or arrangement with any of our executive offices that includes a tax gross-up.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2024 and 2023, respectively:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Bonus ($)		Option Awards ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Ronald Martell	2024	727,272	309,091	—		1,740,640	438,000	4,956		3,219,959
President and Chief Executive Officer	2023	695,255	312,917	—		2,361,818	—	—		3,369,990
Herb Cross(3)	2024	476,100	182,108	—		612,732	—	1,629		1,272,569
Chief Financial Officer and Corporate Secretary	2023	125,615	51,552	100,000	(4)	361,955	—	4,000	(5)	643,122
Jeet Mahal(6)	2024	481,301	184,098	—		612,732	—	2,229		1,280,360
Chief Operating Officer	2023	461,693	187,024	—		535,990	—	—		1,184,707
Edwin Tucker, M.D.(7)	2024	514,500	196,796	—		689,324	—	2,001		1,402,621
Chief Medical Officer	2023	272,955	110,371	50,000	(8)	544,400	—	—		977,726

(1)	Amounts reported represent the aggregate grant date fair value of the stock options granted to the named executive officers during 2024 and 2023 under the 2024 Plan, the 2021 Plan or the Inducement Plan (as each term is defined under “Equity Compensation Plan”), computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.
(2)	Amounts reported represent the aggregate grant date fair value of the restricted stock unit awards granted to the named executive officers during 2024 under the 2021 Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units reported in this column are set forth in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.
(3)	Mr. Cross was appointed as our Chief Financial Officer effective September 22, 2023.
(4)	Represents a cash sign-on bonus in connection with the commencement of Mr. Cross’ employment with us.
(5)	Represents consulting fees paid to Mr. Cross for consulting services prior to his appointment as our Chief Financial Officer and Corporate Secretary effective September 22, 2023.
(6)	Mr. Mahal transitioned to the role of our Chief Operating Officer on September 22, 2023. Prior to such time, he served as our Chief Operating and Financial Officer and Corporate Secretary.
(7)	Dr. Tucker was appointed as our Chief Medical Officer as of June 12, 2023.
(8)	Represents a cash sign-on bonus in connection with the commencement of Dr. Tucker’s employment with us.

Employment and Other Arrangements with Named Executive Officers

The current amended and restated employment agreements with our named executive officers generally provide for at-will employment and set forth the executive officer’s initial base salary and potential annual performance bonus, applicable signing bonuses, eligibility for employee benefits, confirmation of the terms of previously issued equity grants, and severance benefits on a qualifying termination of employment or resignation. In addition, each of our named executive officers has executed our standard employee confidential information and inventions assignment agreement. The key terms of these agreements are described below.

Ronald Martell

We entered into an Employment Agreement with Ronald Martell, effective March 15, 2022 (the “Martell Employment Agreement”), pursuant to which Mr. Martell became our President and Chief Executive Officer. Pursuant to the Martell Employment Agreement, Mr. Martell’s initial annualized salary was $675,000, and he was eligible to receive an annual performance bonus of up to 50% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of our Compensation Committee. Pursuant to the Martell Employment Agreement, Mr. Martell was granted an option to purchase 170,432 shares of our common stock, of which 25% of the total number of shares subject to the option vested on March 15, 2023 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date. The agreement further provided that in the event we close an equity financing of at least $50 million after the date of commencement of Mr. Martell’s employment with us, then, promptly following the closing of such financing, and subject to approval by the Board or our Compensation Committee, Mr. Martell would be granted an additional option to purchase 1.0% of the outstanding shares of our common stock (the “True-Up Option”), measured as of the date of grant. On February 2, 2023, Mr. Martell was granted an option to purchase 109,383 shares of our common stock in satisfaction of our obligation to issue the True-Up Option to Mr. Martell. The True-Up Option will vest over four years, with 25% of the total number of shares subject to the True-Up Option vesting on February 2, 2024 and 1/48th of the total number of shares subject to the True-Up Option vesting monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date.

In addition, the Martell Employment Agreement provided that if Mr. Martell’s employment with us is terminated by us without “Cause” or by Mr. Martell for “Good Reason” (as each term is defined in the Martell Employment Agreement), then Mr. Martell would be entitled to receive 18 months of his base salary, payable in accordance with our payroll cycle, subject to Mr. Martell executing a release in favor of us. On April 13, 2023, we entered into an amendment to the Martell Employment Agreement with Mr. Martell (the “Martell Amendment”), which additionally provided that, in the event Mr. Martell’s employment was terminated by us without “Cause” or was terminated by Mr. Martell for “Good Reason” (as each term is defined in the Martell Employment Agreement), in either case within 24 months following a “Change in Control” of us (as defined in the Martell Amendment), all of the outstanding equity awards held by Mr. Martell would become fully vested, subject to Mr. Martell executing a release in favor of us. The Martell Employment Agreement further provided that Mr. Martell was not eligible for payments or benefits under the Severance Plan (as defined below).

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Martell (the “Martell A&R Employment Agreement”), pursuant to which Mr. Martell will continue to serve as our President and Chief Executive Officer. Pursuant to the Martell A&R Employment Agreement, Mr. Martell’s initial annualized salary was $727,272, and he is eligible to receive an annual performance bonus of up to 50% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee. Mr. Martell’s employment is on an “at will” basis. Mr. Martell is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

The Martell A&R Employment Agreement also provides that if Mr. Martell’s employment with us is terminated by us without “Cause” or by Mr. Martell for “Good Reason” (as each term is defined in the Martell A&R Employment Agreement), then Mr. Martell shall be entitled to receive an amount equal to 18 months of his base salary, payable in accordance with our payroll cycle and we shall pay COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months, subject in each case to Mr. Martell executing a release in our favor. Additionally, in the event Mr. Martell’s employment is terminated by us without “Cause” or is terminated by Mr. Martell for “Good Reason” (as each term is defined in the Martell A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Martell A&R Employment Agreement), Mr. Martell shall be entitled to receive the sum of (i) 18 months of his base salary plus (ii) 1.5 times his target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Mr. Martell shall become fully vested and any performance-based vesting requirement shall be deemed satisfied at target, and we shall pay COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months, subject in each case to Mr. Martell executing a release in our favor.

Herb Cross

We entered into an Offer Letter with Herb Cross, dated September 19, 2023 (the “Cross Offer Letter”), pursuant to which Mr. Cross became our Chief Financial Officer. Pursuant to the Cross Offer Letter, Mr. Cross’ initial annualized salary was $460,000, and he was eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of our Compensation Committee. Pursuant to the Cross Offer Letter, Mr. Cross received a sign-on bonus of $100,000. If Mr. Cross had resigned from us without Good Reason (as defined in the Severance Plan) or no reason or Mr. Cross was terminated by us for Cause (as defined in the Severance Plan) on or prior to September 22, 2024, Mr. Cross was required to repay us 100% of the sign-on bonus within 30 days of the date Mr. Cross ceases to be an employee. In addition, Mr. Cross was granted an option to purchase 55,000 shares of our common stock, of which 25% of the total number of shares subject to the option will vest on September 22, 2024 and 1/48th of the total number of shares subject to the option will vest monthly thereafter, subject in each case to Mr. Cross’ continued service to us on each vesting date. Mr. Cross was also eligible for payments and benefits under the Severance Plan.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Cross (the “Cross A&R Employment Agreement”), pursuant to which he will continue to serve as our Chief Financial Officer. Pursuant to the Cross A&R Employment Agreement, Mr. Cross’ initial annualized salary was $476,100, and he is eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee and Mr. Cross’ base salary was most recently increased to $493,000. Mr. Cross’ employment is on an “at will” basis. Mr. Cross is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

The Cross A&R Employment Agreement provides that if Mr. Cross is terminated by us without “Cause” or by Mr. Cross for “Good Reason” (as each term is defined in the Cross A&R Employment Agreement), then Mr. Cross shall be entitled to receive an amount equal to 12 months of his base salary, payable in accordance with our payroll cycle and we shall pay COBRA premiums for Mr. Cross and his covered dependents for a period of up to 12 months, subject in each case to Mr. Cross executing a release in our favor. Additionally, in the event Mr. Cross’ employment is terminated by us without “Cause” or is terminated by Mr. Cross for “Good Reason” (as each term is defined in the Cross A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Cross A&R Employment Agreement), Mr. Cross shall be entitled to receive the sum of (i) 12 months of his base salary plus (ii) 100% of Mr. Cross’ target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Mr. Cross shall become fully vested and any performance-based vesting requirement shall be deemed satisfied at target and we shall pay COBRA premiums for Mr. Cross and his covered dependents for a period of up to 12 months, subject in each case to Mr. Cross executing a release in our favor.

Jeet Mahal

On September 24, 2021, we entered into an Employment Agreement with Jeet Mahal (the “Mahal Employment Agreement”) as our Chief Financial Officer and Business Officer. The Mahal Employment Agreement initially provided for an annual base salary of $400,000, subject to adjustment from time to time (the “Mahal Base Salary”), and a target annual incentive bonus of 40% of the Mahal Base Salary. In accordance with the Mahal Employment Agreement, on March 21, 2022, Mr. Mahal was granted an option to purchase 8,727 shares of our common stock pursuant to the 2021 Plan, of which 25% of the total number of shares subject to the option vested on March 21, 2023 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Mahal’s continued service to us on each vesting date. Effective March 1, 2022, Mr. Mahal’s annual base salary was increased to $416,000. Then, effective March 21, 2022, Mr. Mahal was promoted to the role of our Chief Operating and Financial Officer, at which time his annual base salary was increased to $445,000 and his target bonus percentage was increased to 45%. Mr. Mahal transitioned to the role of our Chief Operating Officer effective September 22, 2023.

Pursuant to the Mahal Employment Agreement, Mr. Mahal was also eligible to participate in the benefit plans that are generally available to all of our executive employees. Mr. Mahal’s employment with us was at-will, meaning either we or Mr. Mahal may terminate the employment relationship with or without cause. However, Mr. Mahal must provide at least 30 days’ advance written notice of any termination of his employment under the Mahal Employment Agreement. Mr. Mahal was also eligible for payments and benefits under the Severance Plan.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Mahal (the “Mahal A&R Employment Agreement”), pursuant to which he will continue to serve as our Chief Operating Officer. Pursuant to the Mahal A&R Employment Agreement, Mr. Mahal’s initial annualized salary was $481,301, and he is eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee and Mr. Mahal’s base salary was most recently increased to $498,000. Mr. Mahal’s employment is on an “at will” basis. Mr. Mahal is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

The Mahal A&R Employment Agreement provides that if Mr. Mahal is terminated by us without “Cause” or by Mr. Mahal for “Good Reason” (as each term is defined in the Mahal A&R Employment Agreement), then Mr. Mahal shall be entitled to receive an amount equal to 12 months of his base salary, payable in accordance with our payroll cycle and we shall pay COBRA premiums for Mr. Mahal and his covered dependents for a period of up to 12 months, subject in each case to Mr. Mahal executing a release in our favor. Additionally, in the event Mr. Mahal’s employment is terminated by us without “Cause” or is terminated by Mr. Mahal for “Good Reason” (as each term is defined in the Mahal A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Mahal A&R Employment Agreement), Mr. Mahal shall be entitled to receive the sum of (i) 12 months of his base salary plus (ii) 100% of Mr. Mahal’s target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Mr. Mahal shall become fully vested and any performance-based vesting requirement shall be deemed satisfied at target and we shall pay COBRA premiums for Mr. Mahal and his covered dependents for a period of up to 12 months, subject in each case to Mr. Mahal executing a release in our favor.

Edwin Tucker, M.D.

We entered into an Offer Letter with Edwin Tucker, M.D., dated June 7, 2023 (the “Tucker Offer Letter”), pursuant to which Dr. Tucker became our Chief Medical Officer. Pursuant to the Tucker Offer Letter, Dr. Tucker’s initial annualized salary was $490,000, and he was eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of our Compensation Committee. Pursuant to the Tucker Offer Letter, Dr. Tucker received a sign-on bonus of $50,000. If Dr. Tucker had resigned from us without Good Reason (as defined in the Severance Plan) or no reason or Dr. Tucker was terminated by us for Cause (as defined in the Severance Plan) on or prior to June 12, 2024, Dr. Tucker was required to repay us 100% of the sign-on bonus within 30 days of the date Dr. Tucker ceased to be an employee. In addition, Dr. Tucker was granted an option to purchase 40,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on June 12, 2024 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Dr. Tucker’s continued service to us on each vesting date. Dr. Tucker was also eligible for payments and benefits under the Severance Plan.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Dr. Tucker (the “Tucker A&R Employment Agreement”), pursuant to which he will continue to serve as our Chief Medical Officer. Pursuant to the Tucker A&R Employment Agreement, Dr. Tucker’s initial annualized salary was $514,500 and he is eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee and Dr. Tucker’s base salary was most recently increased to $532,500. Dr. Tucker’s employment is on an “at will” basis. Dr. Tucker is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

The Tucker A&R Employment Agreement provides that if Dr. Tucker is terminated by us without “Cause” or by Dr. Tucker for “Good Reason” (as each term is defined in the Tucker A&R Employment Agreement), then Dr. Tucker shall be entitled to receive an amount equal to 12 months of his base salary, payable in accordance with our payroll cycle and we shall pay COBRA premiums for Dr. Tucker and his covered dependents for a period of up to 12 months, subject in each case to Dr. Tucker executing a release in our favor. Additionally, in the event Dr. Tucker’s employment is terminated by us without “Cause” or is terminated by Dr. Tucker for “Good Reason” (as each term is defined in the Tucker A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Tucker A&R Employment Agreement), Dr. Tucker shall be entitled to receive the sum of (i) 12 months of his base salary plus (ii) 100% of Dr. Tucker’s target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Dr. Tucker shall become fully vested and any performance-based vesting requirement shall be deemed satisfied at target and we shall pay COBRA premiums for Dr. Tucker and his covered dependents for a period of up to 12 months, subject in each case to Dr. Tucker executing a release in our favor.

Employee Severance Plan

In connection with our entry into the amended and restated employment agreements with our named executive officers on June 10, 2024, we terminated the Severance Plan in favor of individual agreements with our employees as discussed above.

Under our Employee Severance Plan for Vice Presidents and Executive Committee Members previously applicable to Mr. Mahal, Mr. Cross, Dr. Tucker and other executive committee members, which became effective in February 2021 and was terminated on June 10, 2024 (the “Severance Plan”), upon a named executive officer’s termination by us without “cause” (as defined in the Severance Plan) or a resignation by a named executive officer for “good reason” (as defined in the Severance Plan) within 24 months after a change in control (as defined in the Severance Plan), the named executive officer was eligible to receive (i) any earned but unpaid salary, unpaid and eligible expense reimbursements, accrued but unused vacation and any vested benefits such named executive officer may have under any of our employee benefit plans, (ii) continued payment of the named executive officer’s base salary for 12 months following termination (less applicable tax withholdings) and (iii) full acceleration of vesting of any equity awards subject to any maximum term (with any vesting based on satisfaction of performance objectives deemed satisfied at 100% of target); provided that, in each case of (ii) and (iii), the terminated named executive officer executed a separation agreement satisfactory to us containing, but not limited to, a general release of claims, a non-disparagement clause and reaffirmation of such individual’s post-termination restrictive covenants.

Outstanding Equity Awards as of December 31, 2024

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2024.

			Option Awards(1)				Stock Awards
Name	Grant Date	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Ronald Martell	3/21/2022	3/15/2022	117,173	53,259	35.40	3/21/2032	—	—	—	—
	2/2/2023	2/2/2023	50,133	59,250	17.80	2/2/2033	—	—	—	—
	3/17/2023	3/3/2023	21,869	28,130	18.70	3/17/2033	—	—	—	—
	2/15/2024	2/15/2024	—	100,000	17.95	2/15/2034	—	—	—	—
	6/10/2024	6/10/2024	—	10,000	23.95	6/10/34	—	—	—	—
	6/10/2024	6/10/2024	—	—			—	—	20,000	$427,600
Herb Cross	9/22/2023	9/22/2023	17.188	37,812	7.80	9/22/2033	—	—	—	—
	2/15/2024	2/15/2024	—	40,000	17.95	2/15/2034	—	—	—	—
Jeet Mahal	6/1/2020	12/12/2019	13,772	—	7.10	6/1/2030	—	—	—	—
	3/21/2022	12/7/2021	566	187	35.40	3/21/2032	—	—	—	—
	3/21/2022	3/21/2022	3,350	2,730	35.40	3/21/2032	—	—	—	—
	4/7/2022	3/21/2022	2,814	693	31.20	4/7/2032	—	—	—	—
	3/17/2023	3/3/2023	15,310	19,689	18.70	3/17/2033	—	—	—	—
	2/15/2024	2/15/2024	—	40,000	17.95	2/15/2034	—	—	—	—
Edwin Tucker, M.D.	6/12/2023	6/12/2023	15,000	25,000	16.20	6/12/2033	—	—	—	—
	2/15/2024	2/15/2024	—	45,000	17.95	2/15/2034	—	—	—	—

(1)	Unless otherwise indicated, the shares underlying the stock options that are not fully vested are scheduled to vest over a four-year period, with 1/4th vesting on the first anniversary of the vesting commencement date and 1/48th vesting on a monthly basis thereafter through the fourth anniversary of the vesting commencement date, subject to the named executive officer’s continued service with us.
(2)	The unvested shares underlying the awards held by Mr. Martell are subject to accelerated vesting as described in “— Employment and Other Arrangements with Named Executive Officers — Ronald Martell”. The unvested shares underlying the awards held by Mr. Cross, Mr. Mahal and Dr. Tucker are subject to accelerated vesting as described in “— Employment and Other Arrangements with Named Executive Officers — Employee Severance Plan”.
(3)	If, by June 10, 2026, the closing price of our common stock on Nasdaq is at or above $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days, all of the shares subject to the award shall vest in full on such thirtieth day, so long as the award holder provides continuous services to us on and through the vesting date, inclusive.
(4)	Amounts in this column are calculated by multiplying the number of shares shown as unvested in the prior column by $21.38, the closing price of our common stock on December 31, 2024, as reported on Nasdaq.

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information (“MNPI”). Although we do not have a formal policy, program or plan that requires us to award equity or equity-based compensation on specific dates, we generally issue equity awards to our executive officers annually in the first quarter, and such awards are approved by our Compensation Committee during the first quarter. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Non-Employee Director Compensation

Pursuant to our Non-Employee Director Compensation Policy for the compensation of our non-employee directors, during 2024, each of our non-employee directors received annual retainers, subject to proration, for service on our Board and its committees as follows:

	Chairperson	Each Other Member
Board of Directors	$70,000	$40,000
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Corporate Governance Committee	$8,000	$4,000
Research and Development Committee	$11,300	$6,300

All cash retainers will be earned on a quarterly basis based on a calendar quarter, and, if applicable, will be prorated for the portion of the calendar quarter during which such non-employee director actually serves on our Board or a committee thereof, and will be paid in arrears no later than the 30th day following the end of each calendar quarter.

The Non-Employee Director Compensation Policy also provides that we will reimburse reasonable expenses incurred by the non-employee directors in connection with attendance at Board or committee meetings.

From January 1, 2024 through April 18, 2024, our Non-Employee Director Compensation Policy provided that any new non-employee director elected or appointed to our Board would, upon his or her appointment to our Board, be granted a one-time stock option award to purchase 9,400 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions), of which 25% of the total number of shares subject to the option would vest on the one-year anniversary of the date of grant and 1/48th of the total number of shares subject to the option would vest monthly thereafter, subject to the director’s continued service through such vesting dates. Also, from January 1, 2024 through April 18, 2024, our Non-Employee Director Compensation Policy provided that, on the date of each annual meeting of our stockholders, each individual who is a non-employee director immediately prior to such annual meeting and who will continue to serve as a non-employee director immediately following such annual meeting would be granted an annual stock option award to purchase 4,700 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions), which would vest in full upon the first anniversary of the date of the grant, subject to the director’s continued service through such vesting date.

Employee directors receive no additional compensation for their service as a director.

2024 Updates to Non-Employee Director Compensation Policy

Effective as of April 19, 2024, any new non-employee director elected or appointed to our Board will, upon his or her appointment to our Board, be granted a one-time stock option award to purchase 15,000 shares of our common stock, of which 25% of the total number of shares subject to the option shall vest on the one-year anniversary of the date of grant and 1/48th of the total number of shares subject to the option shall vest monthly thereafter, subject to the director’s continued service through such vesting dates.

Also effective as of April 19, 2024, on the date of each annual meeting of our stockholders, each individual who is a non-employee director immediately prior to such annual meeting and who will continue to serve as a non-employee director immediately following such annual meeting will be granted an annual stock option award to purchase 7,500 shares of our common stock, which shall vest in full upon the first anniversary of the date of the grant, subject to the director’s continued service through such vesting date.

Non-Employee Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)	Other Compensation		Total
Judith Shizuru, M.D., Ph.D.	$46,300	$161,489	$250,000	(3)	$457,789
Kurt von Emster	$66,800	$161,489	—		$228,289
Christian Nolet	$65,000	$161,489	—		$226,489
Vishal Kapoor	$51,500	$161,489	—		$212,989
Scott Brun, M.D.	$56,300	$161,489	—		$217,789
Tom Wiggans	$70,000	$161,489	—		$231,489
Svetlana Lucas, Ph.D.(4)	$21,429	$302,606	—		$324,034
Anna French, D.Phil.(5)	$29,330	—	—		$29,330

(1)	Amounts reported represent the aggregate grant date fair value of the stock options granted to the non-employee director under the 2024 Equity Incentive Plan, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the non-employee director, which will depend on factors including the continued service of the non-employee director and the future value of our stock.
(2)	The table below shows the aggregate number of option awards (vested and unvested) held by each of our non-employee directors as of December 31, 2024:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2024
Judith Shizuru, M.D., Ph.D.	34,620
Kurt von Emster	20,004
Christian Nolet	20,004
Scott Brun, M.D.	16,900
Tom Wiggans	18,500
Vishal Kapoor	23,138
Svetlana Lucas, Ph.D.	15,000

(3)	Consists of fees earned by Dr. Shizuru for non-employee consulting services provided to us. See “Certain Relationships and Related Party Transactions — Dr. Shizuru Consulting Agreement” in Part III, Item 13 of this Annual Report on Form 10-K for additional information.
(4)	Dr. Lucas was appointed to our Board in June 2024.
(5)	Dr. French resigned from our Board in June 2024.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of February 14, 2025 for:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors and nominees for director;

●	each of our named executive officers named in “Executive Compensation” in Part III, Item 11 of this Annual Report on Form 10-K; and

●	all of our directors and executive officers as a group.

Each stockholder’s percentage ownership is based on 15,022,122 shares of our common stock outstanding as of February 14, 2025. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of February 14, 2025 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the stockholder.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Jasper Therapeutics, Inc., 2200 Bridge Pkwy Suite #102, Redwood City, CA 94065. Except as stated in the footnotes below, none of the stockholders or their affiliates, officers, directors and principal equity holders have held any position or office or have had any material relationship with us or our affiliates within the past three years.

Name of Beneficial Owner	Number of Shares	Percent of Class
5% Stockholders:
Entities affiliated with The Carlyle Group Inc.(1)	1,066,189	7.1%
BlackRock, Inc.(2)	800,028	5.3%
Soleus Capital Management, L.P.(3)	1,494,420	9.9%
Qiming U.S. Healthcare Fund II, L.P.(4)	928,964	6.2%
Entities affiliated with Velan Capital Management LLC(5)	1,471,903	9.8%
Directors and Named Executive Officers:
Ronald Martell(6)	278,942	1.8%
Herb Cross(7)	32,291	*
Jeet Mahal(8)	79,476	*
Edwin Tucker, M.D.(9)	31,858	*
Svetlana Lucas, Ph.D.	—	—
Scott Brun, M.D.(10)	4,112	*
Tom Wiggans(11)	8,895	*
Christian W. Nolet(12)	15,754	*
Judith Shizuru, M.D. Ph.D.(13)	143,021	1.0%
Kurt von Emster(14)	14,621	*
Vishal Kapoor(15)	16,367	*
All current directors and executive officers as a group (11 persons)	625,337	4.0%

*	Denotes less than one percent.
(1)	The shares reported herein are held of record by Abingworth Bioventures VII LP. The Carlyle Group Inc., which is a publicly traded entity listed on Nasdaq, is the sole shareholder of Carlyle Holdings I GP Inc., which is the sole member of Carlyle Holdings I GP Sub L.L.C., which is the general partner of Carlyle Holdings I L.P., which, with respect to the securities reported herein, is the managing member of CG Subsidiary Holdings L.L.C., which is the managing member of TC Group, L.L.C., which is the managing member of Carlyle Investment Management, L.L.C., which is the sole member of Carlyle Genesis UK LLC, which is the principal member of Abingworth LLP. Abingworth Bioventures VII LP has delegated to Abingworth LLP all investment and dispositive power over the securities held of record by Abingworth Bioventures VII LP. Accordingly, each of the foregoing entities may be deemed to share beneficial ownership of the securities held of record by Abingworth Bioventures VII LP. The address of each of Abingworth LLP and Abingworth Bioventures VII LP is 38 Jermyn Street, London, SW1Y6DN, UK. The address of each of the foregoing entities is c/o The Carlyle Group, 1001 Pennsylvania Ave. NW, Suite 220 South, Washington, DC 20004-2505. Information in this footnote is based solely on a Schedule 13D/A jointly filed by The Carlyle Group Inc., Carlyle Holdings I L.P., Carlyle Holdings I GP Sub L.L.C., Carlyle Holdings I L.P., CG Subsidiary Holdings L.L.C., TC Group, L.L.C., Carlyle Investment Management L.L.C., Carlyle Genesis UK LLC, Abingworth LLP and Abingworth Bioventures VII LP on February 12, 2024.

(2)	The shares reported herein are held by subsidiaries of BlackRock, Inc. BlackRock, Inc. is the parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) and is deemed to have had sole voting and dispositive power over the share. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001. Information in this footnote is based solely on a Schedule 13G filed by BlackRock, Inc. on November 8, 2024.
(3)	The shares reported herein are held directly by Soleus Private Equity Fund III, L.P. (“Soleus PE”) and by Soleus Capital Master Fund, L.P. (“Master Fund”). Soleus Private Equity GP III, LLC (“Soleus PE GP”) is the sole general partner of Soleus PE; Soleus PE GP III, LLC is the sole manager of Soleus PE GP; Soleus Capital Management, L.P. (“Soleus Capital Management”) is the investment manager for Soleus PE; and Soleus GP, LLC is the sole general partner of Soleus Capital Management. Soleus Capital, LLC is the sole general partner of Master Fund; Soleus Capital Group, LLC is the sole managing member of Soleus Capital, LLC; Soleus Capital Management is the investment manager for Master Fund; and Soleus GP, LLC is the sole general partner of Soleus Capital Management. Guy Levy is the sole managing member of each of Soleus PE GP III, LLC, Soleus Capital Group, LLC and Soleus GP, LLC. Each of Soleus PE GP, Soleus PE GP III, LLC, Soleus Capital, LLC, Soleus Capital Group, LLC, Soleus Capital Management, Soleus GP, LLC and Mr. Levy disclaims beneficial ownership of these shares held directly by Soleus PE and Master Fund. The address for each of these entities and individual is 104 Field Point Road, 2nd Floor, Greenwich, CT 06830. Information in this footnote is based solely on a Schedule 13G jointly filed by Soleus PE GP, Soleus PE, Soleus PE GP III, LLC, Master Fund, Soleus Capital, LLC, Soleus Capital Group, LLC, Soleus Capital Management, Soleus GP, LLC and Guy Levy on February 11, 2025.
(4)	The shares reported herein are directly held by Qiming U.S. Healthcare Fund II, L.P. (“Qiming”). The general partner of Qiming is Qiming U.S. Healthcare GP II, LLC (“Qiming GP”). Gary Rieschel and Mark D. McDade are the managing partners of Qiming GP. Each of Qiming GP, Mr. Rieschel and Mr. McDade may be deemed to beneficially own the shares beneficially owned by Qiming, but each disclaims beneficial ownership of such shares. The address for each of these entities and individuals is 11100 NE 8th Street, Suite 200, Bellevue, WA 98004. Information in this footnote is based solely on a Schedule 13G/A jointly filed by Qiming, Qiming GP, Mr. McDade and Mr. Rieschel on February 14, 2024.
(5)	Consists of: (i) 1,188,500 shares directly beneficially owned by Velan Capital Master Fund LP (“Velan Master”) and (ii) 283,403 shares directly beneficially owned by Avego Healthcare Capital, L.P. (“Avego Fund”). Velan Capital Holdings LLC (“Velan GP”), as the general partner of Velan Master, may be deemed to beneficially own the 1,188,500 shares owned by Velan Master. Avego Healthcare Capital Holdings, LLC (“Avego GP”), as the general partner of Avego Fund, may be deemed to beneficially own the 283,403 shares beneficially owned by Avego Fund. Avego Management, LLC (“Avego Management”), as the co-investment manager of Avego Fund, may be deemed to beneficially own the 283,403 shares beneficially owned by Avego Fund. Velan Capital Investment Management LP (“Velan Capital”), as the investment manager of Velan Master and co-investment manager of Avego Fund, may be deemed to beneficially own the 1,471,903 shares beneficially owned in the aggregate by Velan Master and Avego Fund. Velan Capital Management LLC (“Velan IM GP”), as the general partner of Velan Capital, may be deemed to beneficially own the 1,471,903 shares beneficially owned in the aggregate by Velan Master and Avego Fund. Adam Morgan, as a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the 1,471,903 shares beneficially owned in the aggregate by Velan Master and Avego Fund. Balaji Venkataraman, as the Managing Member of each of Avego GP and Avego Management and a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the 1,471,903 shares beneficially owned in the aggregate by Velan Master and Avego Fund. Each of Velan Master, Avego Fund, Velan GP, Avego GP, Avego Management, Velan Capital, Velan IM GP, Mr. Morgan and Mr. Venkataraman disclaims beneficial ownership of the securities reported herein that he or it does not directly own. Mr. Kapoor is a partner at Avego Management and is on our Board. The address for each of these entities and individuals is 1055b Powers Place, Alpharetta, Georgia 30009. Information in this footnote is based solely on a Schedule 13D/A jointly filed by Velan Master, Avego Fund, Velan GP, Avego GP, Avego Management, Velan Capital, Velan IM GP, Mr. Morgan, Mr. Venkataraman and Mr. Kapoor on February 9, 2024.
(6)	Consists of (i) 33,118 shares held directly, and (ii) 245,824 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(7)	Consists of 32,291 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(8)	Consists of (i) 25,009 shares held directly, and (ii) 54,467 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(9)	Consists of (i) 400 shares held directly, and (ii) 31,458 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(10)	Consists of 4,112 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(11)	Consists of (i) 5,000 shares held directly, and (ii) 3,895 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(12)	Consists of (i) 3,250 shares held directly, and (ii) 12,504 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(13)	Consists of (i) 115,901 shares held directly, and (ii) 27,120 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(14)	Consists of (i) 2,117 shares held directly, and (ii) 12,504 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.
(15)	Consists of (i) 4,375 shares held directly, and (ii) 11,992 shares issuable upon exercise of options exercisable within 60 days of February 14, 2025.

Equity Compensation Plan

As of December 31, 2024, the 2024 Equity Incentive Plan (the “2024 Plan”), the 2024 Equity Employee Stock Purchase Plan (the “2024 ESPP”) and the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”) were the only compensation plans under which our securities were authorized for future grant. In addition, as of December 31, 2024, equity awards were outstanding under our 2021 Equity Incentive Plan (the “2021 Plan”). Effective as of the effectiveness of the 2024 Plan, we cannot grant future awards under the 2021 Plan. However, the 2021 Plan continues to govern awards outstanding thereunder. Each of the 2021 Plan, the 2024 Plan and the 2024 ESPP was approved by our stockholders. The Inducement Plan has not been approved by our stockholders. In 2021, our 2019 Equity Incentive Plan (the “2019 EIP”), which was adopted by our Board and stockholders on November 18, 2019, terminated prior to and contingent upon the consummation of the business combination with Amplitude Healthcare Acquisition Corporation that was completed in 2021. However, the 2019 EIP continues to govern awards outstanding thereunder. The following table provides information as of December 31, 2024 with respect to our existing and predecessor plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	1,115,263	$18.71	(2)	2,772,661	(3)(4)
Equity compensation plans not approved by stockholders(5)	533,115	$22.00		16,885
Total	1,648,378	$40.72		2,789,546

(1)	Includes the following plans: the 2024 Plan, 2021 Plan, the 2019 EIP and the 2024 ESPP.
(2)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2024 Plan, the 2021 Plan and the 2019 EIP and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock unit awards, which have no exercise price.
(3)	As of December 31, 2024, a total of 1,791,291 shares of our common stock were reserved for issuance for future grants pursuant to the 2024 Plan. All of the foregoing share numbers are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares subject to awards granted under the 2024 Plan that expire or terminate without being exercised in full will not reduce the number of shares available for issuance under the 2024 Plan. The settlement of any portion of an award in cash will not reduce the number of shares available for issuance under the 2024 Plan. Shares withheld under an award to satisfy the exercise, strike or purchase price of an award or to satisfy a tax withholding obligation will reduce the number of shares available for issuance under the 2024 Plan. With respect to a stock appreciation right, only shares of common stock that are issued upon settlement of the stock appreciation right will count towards reducing the number of shares available for issuance under the 2024 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us because of a failure to meet a contingency or condition required for the vesting of such shares, the shares that are forfeited or repurchased or reacquired will revert to and again become available for issuance under the 2024 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us (i) to satisfy the exercise, strike or purchase price of an award or (ii) to satisfy a tax withholding obligation in connection with an award, the shares that are forfeited or repurchased or reacquired will reduce the number of shares available for issuance under the 2024 Plan. We no longer make grants under the 2019 EIP or the 2021 Plan; however, up to 783,478 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions) subject to outstanding stock options or other equity awards granted under the 2021 Plan that, following June 6, 2024, terminate or expire prior to exercise or settlement, are not issued because the award is settled in cash or are forfeited because of the failure to vest, became or will become available for issuance under the 2024 Plan.

(4)	As of December 31, 2024, a total of 981,370 shares of our common stock were reserved for future issuance pursuant to the 2024 ESPP.
(5)	Includes solely the Inducement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a summary of transactions since January 1, 2024, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” in Part III, Item 11 of this Annual Report on Form 10-K.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s length transactions.

Dr. Shizuru Consulting Agreement

On December 16, 2019, we entered into a consulting agreement with Judith Shizuru, M.D., Ph.D., a member of our Board and holder of more than 5% of our capital stock at the time the consulting agreement was entered into, pursuant to which Dr. Shizuru provides us with consulting and advisory services in exchange for a cash fee of $20,833 per month, or $250,000 per year.

Employment Arrangements

We have entered into employment agreements, offer letters and service agreements with certain of our executive officers. For more information regarding these agreements with our executive officers, see “Executive Compensation — Employment and Other Arrangements with Named Executive Officers” in Part III, Item 11 of this Annual Report on Form 10-K.

Annual Cash Bonus

We have established a cash incentive plan for certain of our executive officers. For a description of this plan, see “Executive Compensation — Individual Compensation Elements — Annual Cash Incentive Bonuses” in Part III, Item 11 of this Annual Report on Form 10-K.

Indemnification of Directors and Officers

Our Certificate of Incorporation contains provisions that limit the liability of our current and former directors and officers for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors and officers of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors or officers, except liability for:

●	any breach of the director’s or officer’s duty of loyalty to the corporation or its stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	as a director, unlawful payments of dividends or unlawful stock repurchases or redemptions;

●	as an officer, derivative claims brought on behalf of the corporation by a stockholder; or

●	any transaction from which the director or officer derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Certificate of Incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Our Bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our Bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law.

We have also entered, and expect to continue to enter, into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that our Certificate of Incorporation, Bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

Other Transactions

We have granted stock and option awards to certain of our directors and named executive officers. For more information regarding the stock and option awards granted to our directors and named executive officers, see “Executive Compensation — Non-Employee Director Compensation — Non-Employee Director Compensation Table” and “Executive Compensation — Outstanding Equity Awards as of December 31, 2024” in Part III, Item 11 of this Annual Report on Form 10-K.

We have entered into change-in-control agreements with certain of our executive officers pursuant to our Severance Plan that, among other things, provide for certain severance and change-in-control benefits. See the section titled “Executive Compensation — Employment and Other Arrangements with Named Executive Officers — Employee Severance Plan” in Part III, Item 11 of this Annual Report on Form 10-K.

Policies and Procedures for Related Party Transactions

Our Board has adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person, as defined by the Securities Act, were or will be participants and the amount involved exceeds $120,000, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our Audit Committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction and the extent of the related person’s interest in the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for our fiscal years ended December 31, 2024 and December 31, 2023 (in thousands).

	2024	2023
Audit Fees(1)	$1,050	$1,110
Audit-Related Fees	—	—
Tax Fees(2)	—	13
All Other Fees(3)	2	2
Total	1,052	$1,125

(1)	Audit fees consist of fees billed for professional services by PricewaterhouseCoopers LLP for financial statement audit and review services that are customary under generally accepted auditing standards or that are customary for the purpose of rendering an opinion on or review of the financial statements, and comfort letters, consents and assistance with review of documents relating to our registration statements on Form S-3 and Form S-8.
(2)	Tax fees consist of fees for tax compliance services.
(3)	Consist of fees for products and services other than the services described above. All other fees for fiscal years 2024 and 2023 were related to annual subscription for accounting literature.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by our Audit Committee.

Our Audit Committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm. The term of the general pre-approval is 12 months from the date of approval unless our Audit Committee specifically provides for a different period. If our Audit Committee has not provided general pre-approval, then the type of service requires specific pre-approval by our Audit Committee.

Pursuant to its charter, our Audit Committee has delegated pre-approval authority to the Chairperson of our Audit Committee so long as any such pre-approval decisions are presented to the full Audit Committee at its next scheduled meeting. All services performed and related fees billed by PricewaterhouseCoopers LLP during fiscal year 2024 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

PART IV

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	001-39138	6/8/2023	3.1
3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	001-39138	1/3/2024	3.1
3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	001-39138	2/17/2023	3.1
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3	Description of Securities of Jasper Therapeutics, Inc.	10-K	001-39138	3/5/2024	4.3
10.1	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan	8-K	001-39138	9/29/2021	10.3
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.3
10.4#	Form of Stock Option Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.4
10.5#	Form of Restricted Stock Unit Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.5
10.6#	Form of Restricted Stock Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.6
10.7#	Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	333-280039	6/7/2024	4.7
10.8#	Jasper Therapeutics, Inc. 2022 Amended and Restated Inducement Equity Incentive Plan.	8-K	001-39138	6/8/2023	10.1
10.9#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	333-263702	3/18/2022	10.6
10.10#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	333-263702	3/18/2022	10.7
10.11#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.12#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	6/12/2024	10.3
10.13#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Herb Cross.	8-K	001-39138	6/12/2024	10.4
10.14#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	6/12/2024	10.5
10.15#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Edwin Tucker.	8-K	001-39138	6/12/2024	10.6

10.16#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.17*#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.
10.18#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.19^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13
10.20	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.21^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.22^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.23^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.24^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.25^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.26^	Amendment No. 1 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.	10-Q	001-39138	8/11/2023	10.2
10.27^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.28^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.29^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.30^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.31	Controlled Equity OfferingSM Sales Agreement, dated as of November 10, 2022, by and between Jasper Therapeutics, Inc. and Cantor Fitzgerald & Co.	10-Q	001-39138	11/10/2022	10.1
19.1*	Jasper Therapeutics, Inc. Insider Trading Policy
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Jasper Therapeutics, Inc. Clawback Policy	10-K	001-39138	3/5/2024	97
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025	JASPER THERAPEUTICS, INC.

	By:	/s/ Ronald Martell
Ronald Martell Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Martell	President, Chief Executive Officer and Director	February 28, 2025
Ronald Martell	(Principal Executive Officer)

/s/ Herb Cross	Chief Financial Officer	February 28, 2025
Herb Cross	(Principal Accounting and Financial Officer)

/s/ Thomas G. Wiggans	Chairperson of the Board	February 28, 2025
Thomas G. Wiggans

/s/ Scott Brun, M.D.	Director	February 28, 2025
Scott Brun, M.D.

/s/ Vishal Kapoor	Director	February 28, 2025
Vishal Kapoor

/s/ Svetlana Lucas, Ph.D.	Director	February 28, 2025
Svetlana Lucas, Ph.D.

/s/ Christian W. Nolet	Director	February 28, 2025
Christian W. Nolet

/s/ Judith Shizuru, M.D., Ph.D.	Director	February 28, 2025
Judith Shizuru, M.D., Ph.D.

/s/ Kurt von Emster	Director	February 28, 2025
Kurt von Emster