Form 10-Q
period 2025-03-31
Jasper Therapeutics, Inc.
filed 2025-05-12
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, the number of shares of the registrant’s common stock outstanding was 15,022,122 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,799	$71,637
Prepaid expenses and other current assets	4,375	4,174
Total current assets	53,174	75,811

Property and equipment, net	1,599	1,875
Operating lease right-of-use assets	1,875	976
Restricted cash	417	417
Other non-current assets	532	820
Total assets	$57,597	$79,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,995	$4,027
Current portion of operating lease liabilities	1,835	1,089
Accrued expenses and other current liabilities	7,504	10,121
Total current liabilities	12,334	15,237
Non-current portion of operating lease liabilities	755	724
Other non-current liabilities	2,264	2,264
Total liabilities	15,353	18,225

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at March 31, 2025 and December 31, 2024; 15,022,122 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	304,352	302,541
Accumulated deficit	(262,110)	(240,869)
Total stockholders’ equity	42,244	61,674
Total liabilities and stockholders’ equity	$57,597	$79,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$16,157	$10,298
General and administrative	5,645	4,774
Total operating expenses	21,802	15,072
Loss from operations	(21,802)	(15,072)
Interest income	624	1,386
Other expense, net	(63)	(42)
Total other income, net	561	1,344
Net loss and comprehensive loss	$(21,241)	$(13,728)
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(1.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,022,122	13,334,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	15,022,122	$2	$302,541	$(240,869)	$61,674
Stock-based compensation expense	—	—	1,811	—	1,811
Net loss	—	—	—	(21,241)	(21,241)
Balance as of March 31, 2025	15,022,122	$2	$304,352	$(262,110)	$42,244

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	21,657	—	154	—	154
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $3.3 million	3,900,000	1	47,194	—	47,195
Stock-based compensation expense	—	—	1,169	—	1,169
Net loss	—	—	—	(13,728)	(13,728)
Balance as of March 31, 2024	15,085,553	$2	$296,556	$(183,328)	$113,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(21,241)	$(13,728)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	279	288
Non-cash lease expense	193	116
Stock-based compensation expense	1,811	1,169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(201)	218
Other non-current assets	288	(80)
Accounts payable	(1,039)	(1,758)
Accrued expenses and other current liabilities	(2,617)	(1,728)
Operating lease liability	(315)	(233)
Net cash used in operating activities	(22,842)	(15,736)
Cash flows used in investing activities
Purchases of property and equipment	—	(25)
Proceeds from sales of property and equipment	4	—
Net cash provided by (used in) investing activities	4	(25)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	—	47,195
Proceeds from exercise of common stock options	—	154
Net cash provided by financing activities	—	47,349
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,838)	31,588
Cash, cash equivalents and restricted cash at beginning of the period	72,054	87,304
Cash, cash equivalents and restricted cash at end of the period	$49,216	$118,892
Supplemental and non-cash items reconciliations
Right-of-use asset obtained in exchange for lease liabilities	$1,092	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases, including chronic spontaneous urticaria, chronic inducible urticaria and asthma. The Company has also historically explored diseases where targeting diseased hematopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens.

The Company is headquartered in Redwood City, California. The Company is a Delaware corporation and was incorporated in March 2018. In September 2021, the Company completed a merger with Amplitude Healthcare Acquisition Corporation and became a public company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for financial reporting.

The accompanying condensed financial statements are consolidated and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp. All intercompany transactions and balances have been eliminated upon consolidation.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on the Form 10-K filed with the SEC on February 28, 2025. The information as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of the Company’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Company evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about its ability to continue as a going concern. The mitigating effect of the Company’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. In performing this analysis, the Company excluded certain elements of its operating plan that cannot be considered probable.

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2025 and 2024, the Company incurred net losses of $21.2 million and $13.7 million, respectively. During the three months ended March 31, 2025 and 2024, the Company had negative operating cash flows of $22.8 million and $15.7 million, respectively. As of March 31, 2025, the Company had an accumulated deficit of $262.1 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. If the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable. As of March 31, 2025, the Company had cash and cash equivalents of $48.8 million. The Company’s management expects that the existing cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the condensed consolidated financial statements include, but are not limited to, the determination of the accrued research and development expenses, and the measurement of stock-based compensation expense. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$48,799	$71,637
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$49,216	$72,054

Cash and cash equivalents consist of cash held in operating accounts and investments in money market funds. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 7).

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

Segment Reporting

The Company has one reportable and operating segment. Financial information about the Company’s operating segment is presented in Note 12.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s condensed consolidated financial statements.

 In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its condensed consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of March 31, 2025 and December 31, 2024.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. The Company had no financial instruments classified at Level 3 as of March 31, 2025 and December 31, 2024.

There were no transfers within the hierarchy during the three months ended March 31, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$47,799	$—	$—	$47,799
Total fair value of assets	$47,799	$—	$—	$47,799

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$70,637	$—	$—	$70,637
Total fair value of assets	$70,637	$—	$—	$70,637

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	March 31,	December 31,
	2025	2024
Research and development prepaid expenses	$2,558	$2,604
Prepaid insurance	549	784
Prepaid travel expenses	414	140
Other prepaid expenses and current assets	854	646
Total	$4,375	$4,174

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	March 31,	December 31,
	2025	2024
Leasehold improvements	$2,711	$2,711
Lab equipment	2,044	2,049
Office furniture & fixtures	522	522
Computer equipment	310	310
Capitalized software	90	90
Property and equipment, gross	5,677	5,682
Less: accumulated depreciation and amortization	(4,078)	(3,807)
Property and equipment, net	$1,599	$1,875

Depreciation and amortization expense for each of the three months ended March 31, 2025 and 2024 was $0.3 million.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	March 31,	December 31,
	2025	2024
Research and development accrued expenses	$5,671	$6,424
Accrued employee and related compensation expenses	1,063	3,100
Contributions under Employee Stock Purchase Plans	327	111
Other	443	486
Total	$7,504	$10,121

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded inventions per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through March 31, 2025. As of March 31, 2025, the CIRM grant has been closed and there are no further amounts available for future distribution to the Company under the grant. As of each of March 31, 2025 and December 31, 2024, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the condensed consolidated balance sheets.

NOTE 6. SIGNIFICANT AGREEMENTS

Stanford License Agreements

In March 2021, the Company entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement”). In July 2023, the Company entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. The Company received a worldwide, exclusive license, with a right to sublicense, for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and sell licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over the six years from execution of the 2021 Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 license maintenance fee in March 2024, and recognized this as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. No license maintenance fee was paid during the three months ended March 31, 2025.

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

In December 2024, the Company entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement”). The Company received a co-exclusive license in the United States, with a right to sublicense, for a certain patent to be used in the field of the treatment and prevention of human diseases, including the use of anti-CD117 antibodies (other than JSP191) for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated (the “Co-Exclusive Licensed Field of Use”) and an exclusive license in the United States for the use of the same patent in the field provided in the 2021 Stanford License Agreement (the “Exclusive Licensed Field of Use”). Stanford will have at most one other commercial license for the licensed patent in the Co-Exclusive Licensed Field of Use. Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and sell a licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over approximately 4.5 years from the execution of the agreement and must notify Stanford in writing when, and if, each milestone is met.

The Company was obligated to pay a license issue fee of $75,000, following the execution of the agreement, which was paid in January 2025. The Company is also obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement, as follows: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. The Company is also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. The Company will pay low single-digit royalties on net sales of licensed products, if approved. The Company will pay Stanford a portion of sublicensee consideration if a sublicense is granted.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2025, the Company leased approximately 25,900 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

In March 2025, the Company extended its existing short-term lease for 12,500 square feet of laboratory and office space in Redwood City, California, through August 2026. As a result, the Company recorded a right-of-use asset and lease liability of $1.1 million in March 2025.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$232	$168
Short-term lease cost	169	1
Variable lease cost	118	70
Total lease cost	$519	$239

Supplemental information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$356	$285
Weighted average remaining lease term (years)	1.4	2.4
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2025 (in thousands):

Year Ending December 31,	Amount

2025 (remainder of the year)	$1,467
2026	1,260
Total undiscounted lease payments	2,727
Less imputed interest	(137)
Total discounted lease payments	2,590
Less current portion of lease liability	(1,835)
Noncurrent portion of lease liability	$755

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2025, and no royalties were due as of such date. The Company paid $35,000 license maintenance fee in March 2024, and recognized this as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2025, and no royalties were due as of such date. As of March 31, 2025, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and 2024, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 8. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 15,022,122 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of March 31, 2025.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. There were no outstanding shares of non-voting common stock as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company had common stock reserved for future issuance as follows:

	March 31,	December 31,
	2025	2024
Outstanding and issued common stock options	2,186,226	1,628,378
Shares issuable upon exercise of common stock warrants	499,986	499,986
Shares available for grant under Equity Incentive Plans	1,199,754	1,791,291
Shares available for grant under Employee Stock Purchase Plans	981,370	981,370
Shares available for grant under 2022 Inducement Equity Incentive Plan	50,574	16,885
Total shares of common stock reserved	4,917,910	4,917,910

Shelf Registration Statement

On April 28, 2023, the Company filed a shelf registration statement on Form S-3 (the “Prior S-3”) with the SEC, which was declared effective on May 5, 2023. The Company could sell from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants, rights, units or depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the Prior S-3.

On March 19, 2025, the Company filed a new shelf registration statement on Form S-3 (the “New S-3”) with the SEC, which was declared effective on March 26, 2025 and superseded the Prior S-3. As of March 31, 2025, the Company can sell from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

ATM Offering

In November 2022, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could offer and sell through or to Cantor, as sales agent or principal, shares of the Company’s common stock from time to time (the “Prior ATM Offering”). On November 10, 2022 and May 5, 2023, the Company filed with the SEC prospectuses under the Prior S-3 in connection with the Prior ATM Offering, pursuant to which the Company could offer and sell shares of common stock having an aggregate offering price of up to $15.5 million and $75.0 million, respectively. In January 2023, the Company issued and sold an aggregate of 233,747 shares of common stock for net proceeds of $4.5 million. On March 14, 2025, the Company and Cantor terminated the Cantor Sales Agreement.

On March 19, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, the Company filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million.

As of March 31, 2025, $100.0 million remained available under the ATM Prospectus.

Underwritten Offering

In February 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein, related to an underwritten offering under the Prior S-3 of 3,900,000 shares of common stock. The Company received net proceeds of $47.2 million.

As of March 31, 2025, $200.0 million remained available and unallocated under the New S-3.

NOTE 9. STOCK-BASED COMPENSATION

As of March 31, 2025, 2,762,719 shares were reserved for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”), of which 1,199,754 shares were available for future grant and 1,562,965 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards of 65,894. As of March 31, 2025, options to purchase 143,835 shares of common stock remained outstanding and unexercised and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of March 31, 2025, 29,802 shares have been issued under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and 18,630 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). As of March 31, 2025, 1,000,000 shares were reserved under the 2024 ESPP and 981,370 shares were available for future issuance. As of March 31, 2025, 550,000 shares were reserved for issuance under the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”), of which 50,574 shares were available for future grant and 499,426 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Equity Incentive Plan (the “2021 Plan”), the 2022 Inducement Plan and the 2019 EIP for the three months ended March 31, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	1,628,378	$19.79	8.31	$6,608
Options granted	609,700	$6.16
Options cancelled/forfeited	(51,852)	$16.12
Balance, March 31, 2025	2,186,226	$16.08	8.20	$—
Vested and expected to vest, March 31, 2025	2,186,226	$16.08	8.20	$—
Exercisable, March 31, 2025	737,799	$20.29	7.18	$—

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three months ended March 31, 2024 was $0.4 million, and no options were exercised during the three months ended March 31, 2025.

The total fair value of options that vested during the three months ended March 31, 2025 and 2024 was $2.7 million and $1.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $4.92 and $15.17 per share, respectively.

Unamortized stock-based compensation expense as of March 31, 2025 was $15.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance-Based Stock Options

There was no performance-based stock option activity under the 2024 Plan or the 2021 Plan for the three months ended March 31, 2025.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	45,894	$13.95	6.04	$438
Balance, March 31, 2025	45,894	$13.95	5.80	$—
Vested and expected to vest, March 31, 2025	45,894	$13.95	5.80	$—
Exercisable, March 31, 2025	30,893	$7.33	5.18	$—

Restricted Stock Units (RSUs)

As of March 31, 2025 and December 31, 2024, the Company had no unvested outstanding RSUs and no RSUs were granted during the three months ended March 31, 2025 and 2024.

Performance Restricted Stock Units (PSUs)

The following table provides a summary of PSU activity under the 2024 Plan during the three months ended March 31, 2025:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock units at December 31, 2024	20,000		$21.90
Granted	—	$
Unvested performance-based restricted stock units at March 31, 2025	20,000		$21.90
Outstanding performance-based restricted stock units at March 31, 2025	20,000		$21.90

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

Employee Stock Purchase Plans

The Company issued no shares of common stock under the 2021 ESPP and the 2024 ESPP during each of the three months ended March 31, 2025 and 2024, and recognized $0.1 million and zero compensation expense related to the 2021 ESPP and the 2024 ESPP during the three months ended March 31, 2025 and 2024, respectively. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP as of March 31, 2025. There was $0.5 million unamortized stock-based compensation for shares issuable under the 2024 ESPP as of March 31, 2025, which is expected to be recognized over a weighted-average period of 1.3 years. The Company recorded $0.3 million in accrued expenses and other current liabilities related to contributions withheld as of March 31, 2025.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,240	$820
Research and development	571	349
Total	$1,811	$1,169

The Company recognized zero and less than $0.1 million of stock-based compensation expense related to performance-based options and RSUs during the three months ended March 31, 2025 and 2024, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.01 – 6.08	6.04 – 6.08
Expected volatility	97.37% – 97.93%	112%
Risk-free interest rate	3.93% – 4.35%	3.93% – 4.27%
Expected dividend yield	—	—

NOTE 10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(21,241)	$(13,728)
Denominator:
Weighted average common shares outstanding	15,022,122	13,439,900
Less: Shares subject to earnout	—	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	15,022,122	13,334,900
Net loss per share attributable to common stockholders – basic and diluted	$(1.41)	$(1.03)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	March 31,
	2025	2024
Outstanding and issued common stock options	2,186,226	1,398,331
Shares issuable upon exercise of common stock warrants	499,986	499,986
Unvested performance-based restricted stock units	20,000	—
Total	2,706,212	1,898,317

NOTE 11. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Company’s Board of Directors (the “Board”), and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, for each of the three months ended March 31, 2025 and 2024. These expenses were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million in accounts payable and accrued expenses related to advisory and consulting services performed by Dr. Shizuru as of each of March 31, 2025 and December 31, 2024. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the board of directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three months ended March 31, 2025 and 2024, the Company paid that service provider $0.2 million and $0.6 million, respectively, for various information technology support services.

NOTE 12. SEGMENT INFORMATION

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

In addition to the significant expense categories included within net loss presented on the Company's condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Personnel-related costs	$8,431	$5,880
General and overhead costs	3,611	3,082

Program costs
Briquilimab platform	1,957	1,438
CMO	2,138	1,133
CSU	2,746	2,135
Asthma	1,393	—
CIndU	885	425
SCID	523	404
MDS/AML	118	575
Total program costs	9,760	6,110
Total operating expense	21,802	15,072
Other income, net	561	1,344
Net loss	$(21,241)	$(13,728)

All long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases, including Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and Asthma. We are evaluating additional indications in mast cell driven diseases for potential future development as well. We have also historically supported development programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases. Development highlights include:

●	We commenced the Phase 1b/2a BEACON study in CSU in late 2023 and in January 2025, we presented positive preliminary data as of December 31, 2024 from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, and 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data are as follows:

○	Briquilimab demonstrated a rapid onset of clinical efficacy:

●	Clinical responses were seen as early as 1 week post-dose; and

●	Complete responses were observed as early as week 2 post-dose.

○	Briquilimab drove deep and meaningful clinical responses:

●	UAS7 reductions of as much as 29 points were noted 4 weeks post-dose (120mg Q12W); and

●	100% complete responses through 8 weeks were demonstrated at the 240mg dose level.

○	Dose dependent durability was observed in complete responses and well-controlled disease:

●	Complete responses showed durability out to:

●	4 weeks at 120mg;

●	6 weeks at 180mg; and

●	8 weeks at 240mg.

○	Briquilimab was well-tolerated and demonstrated a favorable safety profile:

●	C-kit related adverse events (“AEs”) were low frequency, transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to c-Kit blockade.

●	We commenced the Phase 1b/2a SPOTLIGHT study in CIndU in early 2024. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing, as follows:

o	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response;

o	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response; and

o	Briquilimab has been well-tolerated in the study, with no serious adverse events (“SAEs”) and no grade 3 or higher AEs reported.

●	We commenced an Open Label Extension (the “OLE”) study whereby the participants from BEACON and SPOTLIGHT, on study completion, may roll over to the study, to receive 180mg SC briquilimab every 8 weeks.

●	We commenced a Phase 1b/2a ETESIAN study in Asthma in late 2024.

●	We are actively evaluating the potential for briquilimab in additional mast cell driven diseases.

We have also evaluated briquilimab as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial.

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

We have an exclusive license agreement with Amgen Inc. (“Amgen”) for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford University for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of hematopoietic stem cells.

Since our inception, we have devoted substantially all of our resources to performing research and development, enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology and product candidates, performing business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these activities. We do not have any products approved for sale and have not generated any revenue from product sales. We expect to continue to incur significant and increasing expenses and substantial losses for the foreseeable future as we continue our development of and seek regulatory approvals for our product candidates and commercialize any approved products, seek to expand our product pipeline and invest in our organization. We expect to continue to incur increased expenses associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses.

We have incurred significant losses and negative cash flows from operations since our inception. During the three months ended March 31, 2025 and 2024, we incurred net losses of $21.2 million and $13.7 million, respectively. We generated negative operating cash flows of $22.8 million and $15.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $262.1 million.

We had cash and cash equivalents of $48.8 million as of March 31, 2025. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

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

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations (“CMOs”) to produce our drug candidates in accordance with the FDA’s current good manufacturing practices (“cGMP”) regulations for use in our clinical studies. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of briquilimab. In November 2019, we entered into development and manufacturing agreements with Lonza Sales AG (“Lonza”) relating to the manufacturing of briquilimab and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control. In addition, given drug substance and drug product manufacturing and testing with Lonza currently occurs outside the United States, drug product imported into the United States for clinical or commercial use could be subject to significant tariffs in the current political environment.

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

Other Income, Net

Other income, net includes foreign currency transactions gains and losses, interest income and change in the fair value of earnout liability. This financial instrument was classified as a liability in our condensed consolidated financial statements and was re-measured at each reporting period end. The earnout liability expired in September 2024 as the common stock price targets were not achieved prior to the expiration of the earnout period.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
Operating expenses
Research and development	$16,157	$10,298	$5,859	57
General and administrative	5,645	4,774	871	18
Total operating expenses	21,802	15,072	6,730	45
Loss from operations	(21,802)	(15,072)	(6,730)	45
Interest income	624	1,386	(762)	(55)
Other expense, net	(63)	(42)	(21)	50
Total other income, net	561	1,344	(783)	(58)
Net loss and comprehensive loss	$(21,241)	$(13,728)	$(7,513)	55

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%

Personnel-related costs	$4,821	$3,116	$1,705	55
General and overhead costs	1,576	1,072	504	47
Program costs	9,760	6,110	3,650	60
Total research and development expenses	$16,157	$10,298	$5,859	57

Research and development expenses increased by $5.9 million, from $10.3 million for the three months ended March 31, 2024 to $16.2 million for the three months ended March 31, 2025.

Personnel-related costs, including employee payroll and related expenses, increased by $1.7 million, from $3.1 million for the three months ended March 31, 2024 to $4.8 million for the three months ended March 31, 2025, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses, included in personnel-related costs, increased by $0.2 million, from $0.4 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025.

Facilities and overhead costs include common facilities, human resources and information technology related expenses allocated to research and development and increased primarily due to and expansion of leased facilities.

Program costs increased by $3.7 million, from $6.1 million for the three months ended March 31, 2024 to $9.8 million for the three months ended March 31, 2025. Clinical program expenses increased primarily due to an increase in costs by $1.4 million for the Asthma program that was initiated at the end of 2024 and an increase in costs for the CSU program from $2.1 million for the three months ended March 31, 2024 to $3.0 million for the three months ended March 31, 2025. CMO product development and manufacturing expenses unallocated by programs increased by $1.0 million from $1.1 million for the three months ended March 31, 2024 to $2.1 million for the three months ended March 31, 2025 due to an increase in manufacturing, packaging, and labeling costs to support clinical programs.

Our program costs for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Briquilimab platform	$1,957	$1,438
CMO	2,138	1,133
CSU	2,746	2,135
Asthma	1,393	—
CIndU	885	425
SCID	523	404
MDS/AML	118	575
Total program costs	$9,760	$6,110

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $4.8 million for the three months ended March 31, 2024 to $5.6 million for the three months ended March 31, 2025. Employee payroll and related expenses increased by $0.7 million, from $2.6 million for the three months ended March 31, 2024 to $3.3 million for the three months ended March 31, 2025, as a result of continued hiring of administrative employees. Stock-based compensation expenses, included in employee payroll and related expenses, were $1.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Expenses related to professional consulting services increased by $0.2 million, from $1.8 million for the three months ended March 31, 2024 to $2.0 million for the three months ended March 31, 2025. Rent expenses increased by $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Other expenses decreased by $0.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily related to a decrease in allocation of overhead costs of $0.5 million, partially offset by an increase in office licenses and subscriptions expenses of $0.1 million, utilities expenses of $0.1 million and other general administrative expenses of $0.1 million.

Total Other Income, Net

Total other income, net decreased by $0.8 million, from $1.3 million net income for the three months ended March 31, 2024 to $0.6 million net income for the three months ended March 31, 2025. Interest income decreased by $0.8 million, from $1.4 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025, primarily due to lower cash balances invested in money market funds. Changes in the earnout liability and foreign currency transactions gains and losses were insignificant.

Liquidity and Capital Resources

As of March 31, 2025, we had $48.8 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on March 19, 2025, we filed a new universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective on March 26, 2025 and superseded our prior universal shelf registration statement. As of March 31, 2025, we can sell from time to time up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for our own account in one or more offerings under the Shelf Registration Statement. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

In February 2024, we closed an underwritten offering that was conducted off our prior universal shelf registration statement and issued 3,900,000 shares of common stock for net proceeds of $47.2 million.

As of March 31, 2025, $100.0 million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Shelf Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2025, we had an accumulated deficit of $262.1 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Quarterly Report. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2025.

Leases

As of March 31, 2025, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of March 31, 2025, our rent commitments under the lease agreement were $1.9 million within the next 12 months from March 31, 2025, and $0.8 million for the remainder of the lease term.

Stanford License Agreements

In March 2021, we entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement ”). In July 2023, we entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the 2021 Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2025, and no such royalties were due as of such date and no milestones were achieved.

In December 2024, we entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement ”). Pursuant to the 2024 Stanford License Agreement, we are required to pay a license issuance fee of $75,000, which was paid in January 2025, and annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. We are also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of March 31, 2025, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months ended March 31,
	2025	2024
Net cash used in operating activities	$(22,842)	$(15,736)
Net cash provided by (used in) investing activities	4	(25)
Net cash provided by financing activities	—	47,349
Net (decrease) increase in cash and cash equivalents and restricted cash	$(22,838)	$31,588

Cash Flows from Operating Activities

Net cash used in operating activities was $22.8 million and $15.7 million for the three months ended March 31, 2025 and 2024, respectively.

Cash used in operating activities in the three months ended March 31, 2025 was primarily due to our net loss for the period of $21.2 million, adjusted by non-cash net loss of $2.3 million and a net change of $3.9 million in our net operating assets and liabilities. The non-cash amounts consisted of $1.8 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense and $0.2 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $2.6 million in accrued expenses and other current liabilities, a decrease of $1.0 million in accounts payable, a decrease of $0.3 million in operating lease liability, and an increase of $0.2 million in prepaid expenses and other current assets, offset by a decrease of $0.3 million in other non-current assets.

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

Cash Flows from Investing Activities

Cash used in investing activities was less than $0.1 million for the three months ended March 31, 2025, consisting of sales of property and equipment.

Cash used in investing activities was less than $0.1 million for the three months ended March 31, 2024, which consisted of purchases of the computer and lab equipment.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 of the notes to the consolidated financial statements included in Part II - Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. Since the date of such financial statements, there have been no material changes to our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for more information regarding recently issued accounting pronouncements.

Smaller Reporting Company Status

Previously, we were an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a U.S. Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As of December 31, 2024, we ceased to be an emerging growth company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to, and none of our property is currently the subject of, any material legal proceedings.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the three months ended March 31, 2025 and 2024, we reported net losses of $21.2 million and $13.7 million, respectively. For the three months ended March 31, 2025 and 2024, we reported negative operating cash flows of $22.8 million and $15.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $262.1 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of March 31, 2025, our cash and cash equivalents were $48.8 million and we had an accumulated deficit of $262.1 million. We will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on March 19, 2025, and which was declared effective on March 26, 2025 and will expire on March 26, 2028 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $300.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the Shelf Registration Statement in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. No securities had been sold pursuant to the ATM Prospectus as of March 31, 2025.

As of May 8, 2025, $100.0 million remains allocated and available under the ATM Prospectus and approximately $200.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report. Our financial statements as of March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Risks Related to Discovery, Development, Manufacturing and Commercialization

Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;

●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials, as well as receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical materials;

●	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials, as well as receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical materials;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, which may negatively impact the supply chain or cause other disruptions;

●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;

●	recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions;

●	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions;

●	recruiting clinical site investigators, clinical site staff and potential closure of clinical facilities; and

●	changes in regulations, which may require us to change the ways in which our clinical trials are conducted.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, EMA or comparable foreign authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

●	inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues; or

●	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;

●	size of the patient population and process for identifying patients;

●	design of the trial protocol;

●	availability and efficacy of approved medications for the disease under investigation;

●	availability of genetic testing for potential patients;

●	ability to obtain and maintain patient informed consent;

●	risk that enrolled patients will drop out before completion of the trial;

●	eligibility and exclusion criteria for the trial in question;

●	perceived risks and benefits of the product candidate under trial;

●	perceived risks and benefits of the companion therapeutics that may be administered in combination or in sequence with briquilimab;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients, especially for those conditions that have small patient pools;

●	the requirement for HCT to be performed in centers that specialize in this procedure;

●	changes to diagnostic technologies, methodologies or criteria used to identify HCT patients at high risk for relapse; and

●	other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the Russian invasion of Ukraine, the Israel-Hamas war, the conflict between Israel and Iran and other geopolitical conflicts.

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

Risks Related to Regulatory Review

Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or funding changes, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. In addition, government shutdowns, if prolonged, could significantly impact the ability of government agencies upon which rely (such as the FDA and the SEC) to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Risks Related to Employee Matters, Managing Growth and Information Technology

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2025, we had 60 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. There can be no assurances that deterioration in the credit and financial markets and confidence in economic conditions will not occur.

For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Furthermore, the new U.S. administration has substantially departed from prior U.S. government international trade policies and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new U.S. administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the new U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business and financial condition.

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2024 to December 31, 2024, our closing stock price ranged from $6.63 to $30.00 per share. From January 2, 2025 to May 8, 2025, our closing stock price ranged from $3.47 to $21.09 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of March 31, 2025, our directors and executive officers and their affiliates beneficially owned approximately 20.6% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Future sales, or the perception of future sales, by us or our stockholders in the public market, the issuance of rights to purchase our common stock, including pursuant to the 2024 Plan and the 2024 ESPP, and future exercises of registration rights could result in the additional dilution of the percentage ownership of our stockholders and cause the market price for our common stock to decline.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of March 31, 2025, 1,199,754 shares and 981,370 shares of our common stock are reserved for future issuance under the 2024 Plan and the 2024 ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of March 31, 2025, 50,574 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of March 31, 2025, options to purchase an aggregate of 2,186,226 shares of our common stock and 20,000 performance-based restricted stock units were outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, dated September 24, 2021.	8-K	9/29/2021	3.1

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	6/8/2023	3.1

3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc. January 3, 2024.	8-K	1/3/2024	3.1

3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	2/17/2023	3.1

4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/25/2019	4.1

4.2	Specimen Warrant Certificate.	S-1/A	11/6/2019	4.3

10.1	Open Market Sale AgreementSM, dated as of March 19, 2025, by and between Jasper Therapeutics, Inc. and Jefferies LLC.	S-3	3/19/2025	1.2

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JASPER THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)