Form 10-Q
period 2025-06-30
Jasper Therapeutics, Inc.
filed 2025-08-13
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the number of shares of the registrant’s common stock outstanding was 16,253,332 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,510	$71,637
Prepaid expenses and other current assets	3,456	4,174
Total current assets	42,966	75,811

Property and equipment, net	1,331	1,875
Operating lease right-of-use assets	1,560	976
Restricted cash	417	417
Other non-current assets	192	820
Total assets	$46,466	$79,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,034	$4,027
Current portion of operating lease liabilities	1,954	1,089
Accrued expenses and other current liabilities	10,512	10,121
Total current liabilities	20,500	15,237
Non-current portion of operating lease liabilities	201	724
Other non-current liabilities	2,264	2,264
Total liabilities	22,965	18,225

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at June 30, 2025 and December 31, 2024; 16,219,243 and 15,022,122 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	312,332	302,541
Accumulated deficit	(288,833)	(240,869)
Total stockholders’ equity	23,501	61,674
Total liabilities and stockholders’ equity	$46,466	$79,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$21,196	$11,296	$37,353	$21,594
General and administrative	5,880	4,697	11,525	9,471
Total operating expenses	27,076	15,993	48,878	31,065
Loss from operations	(27,076)	(15,993)	(48,878)	(31,065)
Interest income	437	1,450	1,061	2,836
Other expense, net	(84)	(40)	(147)	(82)
Total other income, net	353	1,410	914	2,754
Net loss and comprehensive loss	$(26,723)	$(14,583)	$(47,964)	$(28,311)
Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(0.97)	$(3.16)	$(2.00)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,333,962	14,986,367	15,178,904	14,160,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	15,022,122	$2	$304,352	$(262,110)	$42,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	47,763	—	223	—	223
Issuance of common stock for vested restricted stock units	12,000	—	—	—	—
Issuance of common stock through ATM line net of commissions and issuance costs of $0.3 million	1,137,358	—	5,940	—	5,940
Stock-based compensation expense	—	—	1,817	—	1,817
Net loss	—	—	—	(26,723)	(26,723)
Balance as of June 30, 2025	16,219,243	$2	$312,332	$(288,833)	$23,501

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	15,085,553	$2	$296,556	$(183,328)	$113,230
Issuance of common stock upon exercise of stock options	8,886	—	136	—	136
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,861	—	45	—	45
Stock-based compensation expense	—	—	1,482	—	1,482
Net loss	—	—	—	(14,583)	(14,583)
Balance as of June 30, 2024	15,105,300	$2	$298,219	$(197,911)	$100,310

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	15,022,122	$2	$302,541	$(240,869)	$61,674
Issuance of common stock pursuant to Employee Stock Purchase Plan	47,763	—	223	—	223
Issuance of common stock for vested restricted stock units	12,000	—	—	—	—
Issuance of common stock through ATM line net of commissions and issuance costs of $0.3 million	1,137,358	—	5,940	—	5,940
Stock-based compensation expense	—	—	3,628	—	3,628
Net loss	—	—	—	(47,964)	(47,964)
Balance as of June 30, 2025	16,219,243	$2	$312,332	$(288,833)	$23,501

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	30,543	—	290	—	290
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $3.3 million	3,900,000	1	47,194	—	47,195
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,861	—	45	—	45
Stock-based compensation expense	—	—	2,651	—	2,651
Net loss	—	—	—	(28,311)	(28,311)
Balance as of June 30, 2024	15,105,300	$2	$298,219	$(197,911)	$100,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(47,964)	$(28,311)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	537	587
Non-cash lease expense	508	236
Stock-based compensation expense	3,628	2,651
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	718	190
Other non-current assets	628	180
Accounts payable	4,007	(1,301)
Accrued expenses and other current liabilities	391	(1,178)
Operating lease liability	(750)	(470)
Net cash used in operating activities	(38,295)	(27,416)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(7)	(182)
Proceeds from sales of property and equipment	12	—
Net cash provided by (used in) investing activities	5	(182)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	5,940	47,195
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	223	45
Proceeds from exercise of common stock options	—	290
Net cash provided by financing activities	6,163	47,530
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,127)	19,932
Cash, cash equivalents and restricted cash at beginning of the period	72,054	87,304
Cash, cash equivalents and restricted cash at end of the period	$39,927	$107,236
Supplemental and non-cash items reconciliations
Unpaid property and equipment included in accounts payable	$—	$116
Right-of-use asset obtained in exchange for lease liabilities	$1,092	$—

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on the Form 10-K filed with the SEC on February 28, 2025. The information as of December 31, 2024, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

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

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2025, the Company incurred net losses of $26.7 million and $48.0 million, respectively. During the three and six months ended June 30, 2024, the Company incurred net losses of $14.6 million and $28.3 million, respectively. During the six months ended June 30, 2025 and 2024, the Company had negative cash flows from operations of $38.3 million and $27.4 million, respectively. As of June 30, 2025, the Company had an accumulated deficit of $288.8 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. If the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable. As of June 30, 2025, the Company had cash and cash equivalents of $39.5 million. The Company’s management expects that the existing cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the condensed consolidated financial statements include, but are not limited to, the determination of the accrued research and development expenses, the measurement of stock-based compensation expense, and long-lived assets impairment assessment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$39,510	$71,637
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$39,927	$72,054

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of June 30, 2025 and December 31, 2024.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. The Company had no financial instruments classified at Level 3 as of June 30, 2025 and December 31, 2024.

There were no transfers within the hierarchy during the three and six months ended June 30, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,510	$—	$—	$38,510
Total fair value of assets	$38,510	$—	$—	$38,510

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$70,637	$—	$—	$70,637
Total fair value of assets	$70,637	$—	$—	$70,637

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	June 30,	December 31,
	2025	2024
Research and development prepaid expenses	$1,937	$2,604
Prepaid insurance	406	784
Prepaid travel expenses	246	140
Other prepaid expenses and current assets	867	646
Total	$3,456	$4,174

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	June 30,	December 31,
	2025	2024
Leasehold improvements	$2,711	$2,711
Lab equipment	1,514	2,049
Office furniture & fixtures	522	522
Computer equipment	310	310
Capitalized software	90	90
Property and equipment, gross	5,147	5,682
Less: accumulated depreciation and amortization	(3,816)	(3,807)
Property and equipment, net	$1,331	$1,875

Depreciation and amortization expense was $0.3 million for each of the three months ended June 30, 2025 and 2024, and $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	June 30,	December 31,
	2025	2024
Research and development accrued expenses	$8,261	$6,424
Accrued employee and related compensation expenses	1,126	3,100
Accrued legal and professional expenses	961	178
Contributions under Employee Stock Purchase Plans	59	111
Other	105	308
Total	$10,512	$10,121

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded inventions per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through June 30, 2025. As of June 30, 2025, the CIRM grant has been closed and there are no further amounts available for future distribution to the Company under the grant. As of each of June 30, 2025 and December 31, 2024, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the condensed consolidated balance sheets.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 in annual license maintenance fees in each of April 2025 and March 2024, which were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024. There was no license maintenance fee expense recognized for the three months ended June 30, 2025 and 2024.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2025, the Company leased approximately 25,900 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Lease cost
Operating lease cost	$593	$336
Short-term lease cost	169	1
Variable lease cost	317	210
Total lease cost	$1,079	$547

Supplemental information related to the Company’s operating leases is as follows:

	Six Months Ended June 30,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$836	$569
Weighted average remaining lease term (years)	1.13	2.11
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2025 (in thousands):

Year Ending December 31,	Amount

2025 (remainder of the year)	$987
2026	1,260
Total undiscounted lease payments	2,247
Less imputed interest	(92)
Total discounted lease payments	2,155
Less current portion of lease liability	(1,954)
Noncurrent portion of lease liability	$201

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2025, and no royalties were due as of such date. The Company paid $35,000 in annual license maintenance fees in each of April 2025 and March 2024, which were recognized as a research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2025, and no royalties were due as of such date. As of June 30, 2025, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2025 and 2024, and, to the best of its knowledge, no material legal proceedings are currently pending.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025 and December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 8. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 16,219,243 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of June 30, 2025.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. There were no outstanding shares of non-voting common stock as of June 30, 2025 and December 31, 2024.

 As of June 30, 2025 and December 31, 2024, the Company had common stock reserved for future issuance as follows:

	June 30,	December 31,
	2025	2024
Outstanding and issued common stock options	2,581,995	1,628,378
Outstanding and issued restricted stock units	263,250	—
Outstanding and issued performance-based restricted stock units	20,000	20,000
Shares issuable upon exercise of Common Stock Warrants[1]	499,986	499,986
Shares available for grant under Equity Incentive Plans	513,644	1,791,291
Shares available for grant under Employee Stock Purchase Plans	933,607	981,370
Shares available for grant under 2022 Inducement Equity Incentive Plan	65,665	16,885
Total shares of common stock reserved	4,878,147	4,937,910

[1]	The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Common Stock Warrants”), all of which were issued in connection with the Company’s initial public offering and entitle a holder to purchase one share of the Company’s common stock for every ten warrants at an exercise price of $115.00 per share. The Common Stock Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis.

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

On March 19, 2025, the Company filed a new shelf registration statement on Form S-3 (the “New S-3”) with the SEC, which was declared effective on March 26, 2025 and superseded the Prior S-3. As of June 30, 2025, the Company can sell from time to time up to $294.1 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

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

On March 19, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, the Company filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2025, the Company issued and sold an aggregate of 1,137,358 shares of common stock for net proceeds of approximately $5.9 million pursuant to the ATM Prospectus.

As of June 30, 2025, $94.1 million remained available under the ATM Prospectus.

Underwritten Offering

In February 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein, related to an underwritten offering under the Prior S-3 of 3,900,000 shares of common stock. The Company received net proceeds of $47.2 million.

As of June 30, 2025, $200.0 million remained available and unallocated under the New S-3.

NOTE 9. STOCK-BASED COMPENSATION

As of June 30, 2025, 2,750,719 shares were reserved for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”), of which 513,644 shares were available for future grant and 2,237,075 shares were subject to outstanding options and restricted stock units (“RSUs”), including performance-based awards of 65,894. As of June 30, 2025, options to purchase 143,835 shares of common stock remained outstanding and unexercised and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of June 30, 2025, 29,802 shares have been issued under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and 66,393 shares have been issued under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). As of June 30, 2025, 1,000,000 shares were reserved under the 2024 ESPP and 933,607 shares were available for future issuance. As of June 30, 2025, 550,000 shares were reserved for issuance under the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”), of which 65,665 shares were available for future grant and 484,335 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Equity Incentive Plan (the “2021 Plan”), the 2022 Inducement Plan and the 2019 EIP for the six months ended June 30, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	1,628,378	$19.79	8.31	$6,608
Options granted	1,154,700	$6.07
Options cancelled/forfeited	(201,083)	$16.01
Balance, June 30, 2025	2,581,995	$13.95	8.55	$30
Vested and expected to vest, June 30, 2025	2,581,995	$13.95	8.55	$30
Exercisable, June 30, 2025	863,249	$20.70	7.17	$5

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.5 million, respectively, and no options were exercised during the three and six months ended June 30, 2025.

The total fair value of options that vested during the six months ended June 30, 2025 and 2024 was $5.2 million and $3.2 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $4.77 and $16.88 per share, respectively.

Unamortized stock-based compensation expense as of June 30, 2025 was $14.2 million, which is expected to be recognized over a weighted-average period of 3.04 years.

Performance-Based Stock Options

There was no performance-based stock option activity under the 2024 Plan or the 2021 Plan for the six months ended June 30, 2025.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	45,894	$13.95	6.04	$438
Balance, June 30, 2025	45,894	$13.95	5.55	$—
Vested and expected to vest, June 30, 2025	45,894	$13.95	5.55	$—
Exercisable, June 30, 2025	30,893	$7.33	4.93	$—

Restricted Stock Units (RSUs)

The following table provides a summary of RSU activity under the 2024 Plan during the six months ended June 30, 2025:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2024	—	$—
Granted	275,250	$6.00
Vested	(12,000)	$5.94
Unvested restricted stock units at June 30, 2025	263,250	$6.00

As of December 31, 2024, the Company had no unvested outstanding RSUs and no RSUs were granted during the six months ended June 30, 2024.

Performance Restricted Stock Units (PSUs)

There was no PSU activity under the 2024 Plan during the six months ended June 30, 2025.

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock units at December 31, 2024	20,000	$21.90
Unvested performance-based restricted stock units at June 30, 2025	20,000	$21.90
Outstanding performance-based restricted stock units at June 30, 2025	20,000	$21.90

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

Employee Stock Purchase Plans

The Company issued 47,763 shares and 10,861 shares of common stock under the 2021 ESPP and the 2024 ESPP during the six months ended June 30, 2025 and 2024, respectively, and recognized $0.3 million and less than $0.1 million compensation expense related to the 2021 ESPP and the 2024 ESPP during the six months ended June 30, 2025 and 2024, respectively. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP as of June 30, 2025. There was $0.6 million unamortized stock-based compensation for shares issuable under the 2024 ESPP as of June 30, 2025, which is expected to be recognized over a weighted-average period of 1.9 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of June 30, 2025.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,274	$1,009	$2,514	$1,829
Research and development	543	473	1,114	822
Total	$1,817	$1,482	$3,628	$2,651

The Company recognized $0.1 million and less than $0.1 million of stock-based compensation expense related to performance-based options, PSUs and RSUs during each of the three and six months ended June 30, 2025 and 2024, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	6.06-6.08	5.50-6.08	6.01-6.08	5.50-6.08
Expected volatility	98.13%-98.14%	116.56%-117.93%	97.37%-98.14%	112.09%-117.93%
Risk-free interest rate	3.83%-4.04%	4.23%-4.50%	3.83%-4.35%	3.93%-4.50%
Expected dividend yield	—	—	—	—

Valuation of ESPP Shares

No shares were issued pursuant to the 2021 ESPP or 2024 ESPP during the three and six months ended June 30, 2024. The grant date fair value of shares issued pursuant to the 2024 ESPP during the three and six months ended June 30, 2025 was estimated using a Black-Scholes option-pricing model with the following assumptions:

Three and Six Months Ended June 30,
2025
Expected term (in years)	0.49-2.00
Expected volatility	104.93%-155.78%
Risk-free interest rate	3.94%-4.31%
Expected dividend yield	—

NOTE 10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,723)	$(14,583)	$(47,964)	$(28,311)
Denominator:
Weighted average common shares outstanding	15,333,962	15,091,367	15,178,904	14,265,634
Less: Shares subject to earnout	—	(105,000)	—	(105,000)
Weighted average shares used to compute basic and diluted net loss per share	15,333,962	14,986,367	15,178,904	14,160,634

Net loss per share attributable to common stockholders – basic and diluted	$(1.74)	$(0.97)	$(3.16)	$(2.00)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding and issued common stock options	2,581,995	1,543,752	2,581,995	1,543,752
Outstanding and issued restricted stock units	263,250	—	263,250	—
Shares issuable upon exercise of common stock warrants	499,986	499,986	499,986	499,986
Unvested performance-based restricted stock units	20,000	20,000	20,000	20,000
Total	3,365,231	2,063,738	3,365,231	2,063,738

NOTE 11. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Company’s Board of Directors (the “Board”), and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.1 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, as research and development expenses in the condensed consolidated statements of operations and comprehensive loss for each of the three and six months ended June 30, 2024. No expense was recorded for advisory and consulting services performed by Dr. Shizuru during the three and six months ended June 30, 2025  .

The Company recorded $0.1 million in accounts payable and accrued expenses related to advisory and consulting services performed by Dr. Shizuru as of December 31, 2024, and no expenses were recorded in accounts payable and accrued expenses as of June 30, 2025. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the board of directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three and six months ended June 30, 2025 the Company incurred $0.2 million and $0.4 million, respectively, for various information technology support services performed by this service provider. For the three and six months ended June 30, 2024, the Company incurred $0.3 million and $0.9 million, respectively, for various information technology support services performed by this service provider. As of June 30, 2025 and December 31, 2024, there were $0.1 million and less than $0.1 million, respectively, of accounts payable recognized in the condensed consolidated balance sheets.

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

In addition to the significant expense categories included within net loss presented on the Company’s condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel-related costs	$7,175	$6,675	$15,606	$12,555
General and overhead costs	4,132	3,111	7,743	6,193

Program costs
Briquilimab platform	1,878	1,265	3,835	2,703
CMO	6,513	1,420	8,651	2,553
CSU	4,094	1,915	6,840	4,050
Asthma	1,926	139	3,319	139
CIndU	828	371	1,713	796
SCID	368	603	891	1,007
MDS/AML	162	494	280	1,069
Total program costs	15,769	6,207	25,529	12,317
Total operating expense	27,076	15,993	48,878	31,065
Other income, net	353	1,410	914	2,754
Net loss	$(26,723)	$(14,583)	$(47,964)	$(28,311)

All long-lived assets are located in the United States.

NOTE 13. SUBSEQUENT EVENT

Corporate Reorganization

On July 8, 2025, the Company implemented a corporate reorganization to extend its cash runway, including a workforce reduction of approximately 50% of its employees at that time. In connection with this corporate reorganization, the Company refined its operating plan to focus on its briquilimab clinical development programs in chronic urticaria and halted enrollment in its Phase 1b/2a asthma study and halted its other clinical and preclinical programs. As a result, management performed a long-lived assets impairment assessment and concluded that no impairment charges were necessary.

The total cost related to the workforce reduction is estimated to be approximately $1.9 million, all of which is cash-based expenditure related primarily to severance payments. The Company expects to recognize substantially all the charges related to the workforce reduction in the quarter ending September 30, 2025. These estimates are subject to a number of assumptions and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate reorganization.

New Tax Legislation

On July 4, 2025, new legislation was enacted in the United States which includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. The Company is currently assessing the impact of the new legislation on its consolidated financial statements.

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

Forward-looking statements in this Quarterly Report may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain funding for our operations;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on the Nasdaq Capital Market;

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements.

●	our investigation into a drug product lot used in our Phase 1b/2a BEACON study in CSU and Phase 1b/2a ETESIAN study in asthma, and the results of such investigation; and

●	our expectations regarding the anticipated benefits of our corporate reorganization, including the reduction in force, and our ability to implement and achieve the expected cost savings in connection therewith.

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

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“c-Kit”) receptor on mast and stem cells. The SCF/c-Kit pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases, highlights of which are as follows:

CSU - BEACON Study

We commenced the Phase 1b/2a BEACON study in CSU in late 2023 and in January 2025, we presented positive preliminary data as of December 31, 2024 from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, and 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data are as follows:

●	Briquilimab demonstrated a rapid onset of clinical efficacy:

○	Clinical responses were seen as early as 1 week post-dose; and

○	Complete responses were observed as early as week 2 post-dose.

●	Briquilimab drove deep and meaningful clinical responses:

○	UAS7 reductions of as much as 29 points were noted 4 weeks post-dose (120mg Q12W); and

○	100% complete responses through 8 weeks were demonstrated at the 240mg dose level.

●	Dose dependent durability was observed in complete responses and well-controlled disease:

○	Complete responses showed durability out to 4 weeks, 6 weeks and 8 weeks at the 120mg, 180mg and 240mg dose levels, respectively.

●	Briquilimab was well-tolerated and demonstrated a favorable safety profile:

○	C-kit related adverse events (“AEs”) were low frequency, transient, low-grade events;

○	The majority of AEs observed were resolved while on study prior to subsequent doses; and

○	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to c-Kit blockade.

In July 2025, we reported updated data from the Phase 1b/2a BEACON study in CSU with updates on the 240mg and 360 mg single dose cohorts as well as the 240mg Q8W and the 240mg followed by 180mg Q8W cohorts. Highlights of that update are as follows:

●	Briquilimab administration continued to demonstrate deep and rapid disease control in the 240mg and 360mg single-dose cohorts with 8 of 9 (89%) of participants enrolled across both cohorts achieving a complete response, and with 7 of 9 (78%) achieving a clinical response by week 2.

●	Results from the 240mg Q8W and the 240mg followed by 180mg Q8W dose cohorts demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we are investigating the results of those two cohorts. Among other factors being examined, we are assessing potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts, as all 10 patients dosed with drug supply from that lot failed to show reductions in their reported UAS7 scores. We expect to complete the investigation in the second half of 2025, and in the near-term have provided new clinical drug supply from a different lot for ongoing dosing of existing patients, and are enrolling an additional 10-12 new patients in aggregate across those two cohorts. The additional data on these cohorts is expected to be reported in late 2025.

CSU – Open Label Extension (OLE) Study

We commenced an Open Label Extension study (the “OLE”) in which patients in the BEACON study in CSU and the SPOTLIGHT study in CIndU are eligible to roll over to once they have completed their initial follow up period. All patients rolling over to the OLE study are treated with a 180mg Q8W dosing regimen. Highlights of the initial CSU data update for the OLE study released in July 2025 are as follows:

●	Briquilimab treatment resulted in deep and durable disease control in CSU patients in the OLE study at 180mg Q8W, with 8 of 11 participants (73%) achieving complete response at the week 12 assessment; and

●	Briquilimab continued to be well-tolerated in CSU patients in the OLE and demonstrated a favorable safety profile:

●	C-kit related AEs were low frequency, transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to c-Kit blockade.

CIndU – SPOTLIGHT Study

In early 2024 we commenced the Phase 1b/2a SPOTLIGHT study in CIndU. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing, as follows:

●	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response;

●	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response; and

●	Briquilimab has been well-tolerated in the study, with no serious adverse events (“SAEs”) and no grade 3 or higher AEs reported.

In late 2024, we added a 180mg single dose cohort to the SPOTLIGHT study in CIndU. In June 2025, we reported positive preliminary data from the 180mg single dose cohort, the highlights of which are as follows:

●	Briquilimab treatment resulted in deep disease control at 180mg, with 12 of 12 participants (100%) enrolled in the cohort achieving a clinical response within the 8-week preliminary analysis period;

●	The efficacy observed was rapid and durable, with 8 of 12 participants (66%) achieving clinical response by week 2, and 7 of 12 participants (58%) maintaining clinical response through week 8; and

●	Briquilimab continued to be well tolerated in the study, with no SAEs and no grade 3 or higher AEs reported in the 180mg cohort.

Asthma – ETESIAN Study

In late 2024, we commenced a Phase 1b/2a study in asthma, the “ETESIAN” study, which is a single dose double-blind, placebo-controlled challenge study seeking to demonstrate proof-of-concept in asthma utilizing a potential therapeutic dose to inform future trials in the broader asthma population. The study is being conducted utilizing a single 180mg dose of subcutaneous briquilimab.

In July 2025, we halted enrollment in the ETESIAN study due to the fact that clinical material for the ETESIAN study was supplied from a drug product lot under investigation due to an atypical lack of efficacy noted in two of the cohorts in the BEACON study in which material from that drug product lot was also used. We are investigating the drug product lot in question and expect to have the results of that investigation in the second half of 2025, at which point we will be able to determine next steps in asthma.

Historically, we have also evaluated briquilimab as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial as well as via Investigator Sponsored Trials (“ISTs”) in several other stem cell transplant indications. As of July 2025, the SCID program and any remaining ISTs are being immediately discontinued to focus resources exclusively on our mast cell disease development programs.

Recent Developments

On July 8, 2025, we implemented a corporate reorganization to extend our cash runway, including a workforce reduction of approximately 50% of our employees at that time. In connection with this corporate reorganization, we refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b/2a ETESIAN study in asthma and halted our other clinical and preclinical programs.

The total cost related to the workforce reduction is estimated to be approximately $1.9 million, all of which is cash-based expenditure related primarily to severance payments. We expect to recognize substantially all the charges related to the workforce reduction in the quarter ending September 30, 2025. These estimates are subject to a number of assumptions and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate reorganization.

Historically, we have also evaluated briquilimab as a one-time conditioning therapy for SCID patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial as well as via Investigator Sponsored Trials (“ISTs”) in several other stem cell transplant indications. As of July 2025, the SCID program and any remaining ISTs were discontinued to focus resources exclusively on our mast cell disease development programs in CSU and CIndU.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three and six months ended June 30, 2025 we incurred net losses of $26.7 million and $48.0 million, respectively. During the three and six months ended June 30, 2024 we incurred net losses of $14.6 million and $28.3 million, respectively. We generated negative operating cash flows of $38.3 million and $27.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $288.8 million.

We had cash and cash equivalents of $39.5 million as of June 30, 2025. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%
Operating expenses
Research and development	$21,196	$11,296	$9,900	88
General and administrative	5,880	4,697	1,183	25
Total operating expenses	27,076	15,993	11,083	69
Loss from operations	(27,076)	(15,993)	(11,083)	69
Interest income	437	1,450	(1,013)	(70)
Other expense, net	(84)	(40)	(44)	110
Total other income, net	353	1,410	(1,057)	(75)
Net loss and comprehensive loss	$(26,723)	$(14,583)	$(12,140)	83

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%

Personnel-related costs	$3,909	$3,809	$100	3
General and overhead costs	1,518	1,280	238	19
Program costs	15,769	6,207	9,562	154
Total research and development expenses	$21,196	$11,296	$9,900	88

Research and development expenses increased by $9.9 million, from $11.3 million for the three months ended June 30, 2024 to $21.2 million for the three months ended June 30, 2025.

Personnel-related costs, including employee payroll and related expenses, increased by $0.1 million, from $3.8 million for the three months ended June, 2024 to $3.9 million for the three months ended June 30, 2025. Stock-based compensation expenses, included in personnel-related costs, increased by $0.1 million, from $0.4 million for the three months ended June 30, 2024 to $0.5 million for the three months ended June 30, 2025.

General and overhead costs include common facilities, human resources and information technology related expenses allocated to research and development and increased by $0.2 million, from $1.3 million for the three months ended June 30, 2024 to $1.5 million for the three months ended June 30, 2025, primarily due to and expansion of leased facilities.

Program costs increased by $9.6 million, from $6.2 million for the three months ended June 30, 2024 to $15.8 million for the three months ended June 30, 2025. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses increased primarily due to an increase in CRO expenses of $4.1 million from $1.7 million for the three months ended June 30, 2024 to $5.8 million for the three months ended June 30, 2025. At the program level, the increase in clinical program expenses was primarily driven by an increase in costs for the CSU program of $2.2 million from $1.9 million for the three months ended June 30, 2024 to $4.1 million for the three months ended June 30, 2025, an increase in costs of $1.8 million for the asthma program that was initiated at the end of 2024 and an increase in costs for the Briquilimab platform of $0.6 million from $1.3 million for the three months ended June 30, 2024 to $1.9 million for the three months ended June 30, 2025. CMO product development and manufacturing expenses unallocated by programs increased by $5.1 million from $1.4 million for the three months ended June 30, 2024 to $6.5 million for the three months ended June 30, 2025 due to an increase in manufacturing, packaging, and labeling costs to support clinical programs.

Our program costs for the three months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Briquilimab platform	$1,878	$1,265
CMO	6,513	1,420
CSU	4,094	1,915
Asthma	1,926	139
CIndU	828	371
SCID	368	603
MDS/AML	162	494
Total program costs	$15,769	$6,207

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, from $4.7 million for the three months ended June 30, 2024 to $5.9 million for the three months ended June 30, 2025. Employee payroll and related expenses increased by $0.4 million, from $2.7 million for the three months ended June 30, 2024 to $3.1 million for the three months ended June 30, 2025, as a result of continued hiring of administrative employees. Stock-based compensation expenses, included in employee payroll and related expenses, were $1.0 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively. Expenses related to legal and other professional services increased by $0.9 million, from $1.6 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. Rent expenses increased by $0.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Other expenses decreased by $0.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily related to a decrease in allocation of overhead costs of $0.3 million.

Total Other Income, Net

Total other income, net decreased by $1.0 million, from $1.4 million for the three months ended June 30, 2024 to $0.4 million for the three months ended June 30, 2025. Interest income decreased by $1.1 million, from $1.5 million for the three months ended June 30, 2024 to $0.4 million for the three months ended June 30, 2025, primarily due to lower cash balances invested in money market funds. Changes in the earnout liability and foreign currency transactions gains and losses were insignificant.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
Operating expenses
Research and development	$37,353	$21,594	$15,759	73
General and administrative	11,525	9,471	2,054	22
Total operating expenses	48,878	31,065	17,813	57
Loss from operations	(48,878)	(31,065)	(17,813)	57
Interest income	1,061	2,836	(1,775)	(63)
Other expense, net	(147)	(82)	(65)	79
Total other income, net	914	2,754	(1,840)	(67)
Net loss and comprehensive loss	$(47,964)	$(28,311)	$(19,653)	69

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%

Personnel-related costs	$8,730	$6,925	$1,805	26
General and overhead costs	3,094	2,352	742	32
Program costs	25,529	12,317	13,212	107
Total research and development expenses	$37,353	$21,594	$15,759	73

Research and development expenses increased by $15.8 million, from $21.6 million for the six months ended June 30, 2024 to $37.4 million for the six months ended June 30, 2025.

Personnel-related costs, including employee payroll and related expenses, increased by $1.8 million, from $6.9 million for the six months ended June, 2024 to $8.7 million for the six months ended June 30, 2025, as a result of hiring additional employees in our research and development organization. Stock-based compensation expenses, included in personnel-related costs, increased by $0.4 million, from $0.7 million for the six months ended June 30, 2024 to $1.1 million for the six months ended June 30, 2025.

General and overhead costs include common facilities, human resources and information technology related expenses allocated to research and development and increased by $0.7 million, from $2.4 million for the six months ended June 30, 2024 to $3.1 million for the six months ended June 30, 2025, primarily due to and expansion of leased facilities.

Program costs increased by $13.2 million, from $12.3 million for the six months ended June 30, 2024 to $25.5 million for the six months ended June 30, 2025. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses increased primarily due to an increase in CRO expenses of $5.7 million from $4.1 million for the six months ended June 30, 2024 to $9.8 million for the six months ended June 30, 2025 and an increase in in vivo study costs of $1.6 million from $0.1 million for the six months ended June 30, 2024 to $1.7 million for the six months ended June 30, 2025. At the program level, the increase in clinical program expenses was primarily driven by an increase in costs for the CSU program of $2.8 million from $4.1 million for the six months ended June 30, 2024 to $6.8 million for the six months ended June 30, 2025, an increase in costs by $3.2 million for the asthma program that was initiated at the end of 2024 and an increase in costs for the Briquilimab platform of $1.1 million from $2.7 million for the three months ended June 30, 2024 to $3.8 million for the three months ended June 30, 2025. CMO product development and manufacturing expenses unallocated by programs increased by $6.1 million from $2.6 million for the six months ended June 30, 2024 to $8.7 million for the six months ended June 30, 2025 due to an increase in manufacturing, packaging, and labeling costs to support clinical programs.

Our program costs for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Briquilimab platform	$3,835	$2,703
CMO	8,651	2,553
CSU	6,840	4,050
Asthma	3,319	139
CIndU	1,713	796
SCID	891	1,007
MDS/AML	280	1,069
Total program costs	$25,529	$12,317

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, from $9.5 million for the six months ended June 30, 2024 to $11.5 million for the six months ended June 30, 2025. Employee payroll and related expenses increased by $1.1 million, from $5.3 million for the six months ended June 30, 2024 to $6.4 million for the six months ended June 30, 2025, as a result of continued hiring of administrative employees. Stock-based compensation expenses, included in employee payroll and related expenses, were $2.0 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. Expenses related to professional consulting services increased by $1.1 million, from $3.4 million for the six months ended June 30, 2024 to $4.5 million for the six months ended June 30, 2025. Rent expenses increased by $0.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Other expenses decreased by $0.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily related to a decrease in allocation of overhead costs of $0.8 million and a decrease of patent-related costs $0.1 million, partially offset by an increase in office licenses and subscriptions expenses of $0.2 million and an increase in utilities expenses of $0.2 million.

Total Other Income, Net

Total other income, net decreased by $1.9 million, from $2.8 million for the six months ended June 30, 2024 to $0.9 million for the six months ended June 30, 2025. Interest income decreased by $1.8 million, from $2.8 million for the six months ended June 30, 2024 to $1.0 million for the six months ended June 30, 2025, primarily due to lower cash balances invested in money market funds. Changes in the earnout liability and foreign currency transactions gains and losses were insignificant.

Liquidity and Capital Resources

As of June 30, 2025, we had $39.5 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on March 19, 2025, we filed a new universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective on March 26, 2025 and superseded our prior universal shelf registration statement. As of June 30, 2025, we can sell from time to time up to $294.1 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for our own account in one or more offerings under the Shelf Registration Statement. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2025, we issued and sold an aggregate of 1,137,358 shares of common stock for net proceeds of approximately $5.9 million pursuant to the ATM Prospectus.

As of June 30, 2025, $94.1  million remains allocated and available under the ATM Prospectus and $200.0 million remains available and unallocated under the Shelf Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $288.8 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Quarterly Report. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2025.

Leases

As of June 30, 2025, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of June 30, 2025, our rent commitments under the lease agreement were $2.0 million within the next 12 months from June 30, 2025, and $0.2 million for the remainder of the lease term.

Stanford License Agreements

In March 2021, we entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement ”). In July 2023, we entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the 2021 Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2025, and no such royalties were due as of such date and no milestones were achieved.

In December 2024, we entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement ”). Pursuant to the 2024 Stanford License Agreement, we are required to pay a license issuance fee of $75,000, which was paid in January 2025, and annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. We are also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of June 30, 2025, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months ended June 30,
	2025	2024
Net cash used in operating activities	$(38,295)	$(27,416)
Net cash provided by (used in) investing activities	5	(182)
Net cash provided by financing activities	6,163	47,530
Net (decrease) increase in cash and cash equivalents and restricted cash	$(32,127)	$19,932

Cash Flows from Operating Activities

Net cash used in operating activities was $38.3 million and $27.4 million for the six months ended June 30, 2025 and 2024, respectively.

Cash used in operating activities in the six months ended June 30, 2025 was primarily due to our net loss for the period of $48.0 million partially offset by non-cash items totaling $4.7 million and a net change of $5.0 million in our net operating assets and liabilities. The non-cash items consisted of $3.6 million related to stock-based compensation expense, $0.5 million related to depreciation and amortization expense and $0.5 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $4.0 million in accounts payable, a decrease of $0.7 million in prepaid expenses and other current assets, a decrease of $0.6 million in other non-current assets and an increase of $0.4 million in accrued expenses and other current liabilities, partially offset by a decrease of $0.8 million in operating lease liability.

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

Cash Flows from Investing Activities

Cash provided by investing activities was less than $0.1 million for the six months ended June 30, 2025, which primarily consisted of proceeds from sales of property and equipment.

Cash used in investing activities was $0.2 million for the six months ended June 30, 2024, which primarily consisted of leasehold improvements, purchases of the computer and lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $6.2 million, which consisted of net proceeds from the issuance and sale of shares of common stock under the ATM Offering of $5.9 million and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception. For the six months ended June 30, 2025 and 2024, we reported net losses of $48.0 million and $28.3 million, respectively. For the six months ended June 30, 2025 and 2024, we reported negative operating cash flows of $38.3 million and $27.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of $288.8 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●

incur costs associated with our investigation into a drug product lot used in our Phase 1b/2a BEACON study in Chronic Spontaneous Urticaria (“CSU”) and Phase 1b/2a ETESIAN study in asthma, and the results of such investigation;

●	continue the clinical development of briquilimab in chronic diseases such as CSU and Chronic Inducible Urticaria (“CIndU”);

●	continue the Phase 1b/2a clinical trial of subcutaneous briquilimab for the treatment of CIndU;

●	may elect to continue development of briquilimab in allergic asthma;

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. As of June 30, 2025, our cash and cash equivalents were $39.5 million and we had an accumulated deficit of $288.8 million. We will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on March 19, 2025, and which was declared effective on March 26, 2025 and will expire on March 26, 2028 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $300.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the Shelf Registration Statement in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2025, we have issued and sold an aggregate of 1,137,358 shares of our common stock for net proceeds of approximately $5.9 million pursuant to the ATM Prospectus.

As of August 13, 2025, $93.5 million remains allocated and available under the ATM Prospectus and approximately $200.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report. Our financial statements as of June 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

We may not realize the expected benefits from our corporate reorganization and workforce reduction and we may incur additional costs implementing it or other difficulties or unexpected consequences.

On July 8, 2025, we implemented a corporate reorganization to extend our cash runway, including a workforce reduction of approximately 50% of our employees at that time. In connection with this corporate reorganization, we refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b/2a asthma study and halted our other clinical and preclinical programs. These changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk that the reorganization may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition. The total cost related to the workforce reduction is estimated to be approximately $1.9 million, all of which is cash-based expenditure related primarily to severance payments. We expect to recognize substantially all the charges related to the workforce reduction in the quarter ending September 30, 2025. These estimates are subject to a number of assumptions and actual results may differ.

In addition, we may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the corporate reorganization and workforce reduction. For example, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Reductions in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected. Furthermore, we may undertake further similar cost-saving initiatives in the future, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, which could adversely impact our business.

Recent and future changes to tax laws could materially adversely affect our company.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, new legislation was enacted in the United States which includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. We are currently assessing the impact of the new legislation on our consolidated financial statements. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. For example, in July 2025, we reported that results from the 240mg Q8W and the 240mg followed by 180mg Q8W dose cohorts in our Phase 1b/2a BEACON study in CSU demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we are investigating the results of those two cohorts. Among other factors being examined, we are assessing potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts, as all 10 patients dosed with drug supply from that lot failed to show reductions in their reported UAS7 scores. We expect to complete the investigation in the second half of 2025, and in the near-term have provided new clinical drug supply from a different lot for ongoing dosing of existing patients, and are enrolling an additional 10-12 new patients in aggregate across those two cohorts. . We are investigating the drug product lot in question and expect to have the results of that investigation in the second half of 2025. In addition, in July 2025, we halted enrollment in the ETESIAN study due to the fact that clinical material for the ETESIAN study was supplied from a drug product lot under investigation due to an atypical lack of efficacy noted in two of the cohorts in the BEACON study in which material from that drug product lot was also used. These and any other delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on July 8, 2025, we implemented a corporate reorganization and refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b/2a asthma study and halted our other clinical and preclinical programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how the new administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

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

In July 2025, we reported that results from the 240mg Q8W and the 240mg followed by 180mg Q8W dose cohorts in our Phase 1b/2a BEACON study in CSU demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we are investigating the results of those two cohorts. Among other factors being examined, we are assessing potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts, as all 10 of the 13 patients dosed with drug supply from that lot failed to show reductions in their reported UAS7 scores. We expect to complete the investigation in the second half of 2025, and in the near-term have provided new clinical drug supply from a different lot for ongoing dosing of existing patients, and are enrolling an additional 10-12 new patients in aggregate across those two cohorts. We are investigating the drug product lot in question and expect to have the results of that investigation in the second half of 2025. Until we complete our investigation, we cannot be certain whether any similar issues may continue or whether any third parties on which we rely may be able to remedy any issues that we may identify.

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

As of June 30, 2025, we had 43 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	the Israel-Hamas war, the conflict between Israel and Iran, the ongoing conflict between Ukraine and Russia and other geopolitical conflicts and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	lower than expected market acceptance of our product candidates following approval for commercialization;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2024 to December 31, 2024, our closing stock price ranged from $6.63 to $30.00 per share. From January 2, 2025 to August 11, 2025, our closing stock price ranged from $2.45 to $21.09 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of June 30, 2025, our directors and executive officers and their affiliates beneficially owned approximately 19.6% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of June 30, 2025, 513,644 shares and 933,607 shares of our common stock are reserved for future issuance under the 2024 Plan and the 2024 ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of June 30, 2025, 65,665 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of June 30, 2025, options to purchase an aggregate of 2,845,245 shares of our common stock and 20,000 performance-based restricted stock units were outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

JASPER THERAPEUTICS, INC.

Date: August 13, 2025	By:	/s/ Ronald Martell
Ronald Martell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)