Form 10-K
period 2025-12-31
Jasper Therapeutics, Inc.
filed 2026-03-30
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $74.8 million based on the closing price of the registrant’s common stock on June 30, 2025 of $5.55 per share, as reported by the Nasdaq Capital Market.

As of March 25, 2026, the number of shares of the registrant’s common stock outstanding was 27,996,819 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

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

Forward-looking statements in this Annual Report on Form 10-K may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits and safety and efficacy of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain additional funding for our operations in future offerings;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on the Nasdaq Capital Market LLC (“Nasdaq”);

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

ii

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements;

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and asthma and we continue to consider additional indications in mast cell driven diseases for potential future development. We have also historically explored development programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens, but those programs have been discontinued and we are exclusively focused on mast cell driven diseases.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“KIT”) receptor on mast and stem cells. The SCF/KIT pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as asthma and chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases. Development highlights include:

CSU - BEACON Study

We commenced the Phase 1b/2a BEACON study in CSU in late 2023. The BEACON study is a randomized, double-blind, and placebo-controlled Phase 1b/2a trial evaluating multiple ascending doses of briquilimab both as a single dose (“SD”) (240mg & 360mg) as well as with repeat dosing (multiple dose levels from 10mg Q8W up to 240mg Q8W) as a therapy for adult patients with moderate to severe CSU. We reported positive preliminary data from the first 8 dosing cohorts (10mg, 40mg, 80mg Q8W, 120mg Q8W & Q12W, 180mg Q8W & Q12W and 240mg SD), in January 2025. We also reported preliminary data from 3 additional cohorts (360mg SD, 240mg Q8W and 240mg/180mg Q8W) in July 2025, and reported additional positive preliminary data from new patients enrolled in the 240mg/180mg Q8W cohort in January 2026. In general, data generated in the BEACON study has been positive with strong efficacy and a favorable safety profile observed in CSU patients. Highlights of the BEACON study data presented in those updates were as follows:

●	Briquilimab demonstrated a rapid onset of clinical efficacy with clinical responses seen as early as 1 week post-dose and complete responses observed as early as week 2 post-dose.

●	Briquilimab drove deep and meaningful clinical responses at dose levels of 180mg or higher, most notably with 100% of patients in the 240mg single dose cohorts achieving complete responses in the first 8 weeks.

●	Briquilimab was well-tolerated and demonstrated a favorable safety profile:

o	KIT-related adverse events (“AEs”) were generally transient, low-grade events;

o	The majority of AEs observed were resolved while on study prior to subsequent doses; and

o	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

While the data generated to date in the BEACON study has generally been positive, in the July 2025 data update, results from the 240mg Q8W and the 240mg/180mg Q8W dose cohorts demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we launched an investigation into those two cohorts. Factors examined included clinical site conduct, site dosing procedures, patient selection criteria, as well as potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts. We also provided new clinical drug supply from a different lot for ongoing dosing of existing patients and subsequently enrolled an additional 10 patients in aggregate across those two cohorts. Based on the work conducted during the investigation, we concluded the anomalous efficacy results in these two cohorts was not the result of any issues with the investigational product used, or from drug substance (“DS”) or drug product (“DP”) manufacturing or distribution processes, but rather appeared to be an issue resulting from patient selection process/criteria at certain clinical sites participating in the study. The conclusions reached as a result of the investigation were supported by expert panels comprised of key opinion leaders in clinical development and antibody manufacturing that reviewed the findings and provided feedback and recommendations on patient enrollment processes that are being integrated into the planned Phase 2b/3 CSU study to increase the likelihood that CSU patients enrolled in the study would be more likely to have mast cell driven disease. These recommendations were incorporated into enrollment of the additional patients in the 240mg Q8W and 240mg/180mg Q8W cohorts. Given the additional data reported in January 2026 for 6 patients dosed with briquilimab in the 240mg/180mgQ8W cohort showed deep and meaningful clinical responses with UAS7 reductions of as much as 29 points observed and 4 of 6 participants (67%) reporting a complete response at 12 weeks, we believe these recommendations have been effective and we are integrating them into our planned Phase 2b/3 CSU study.

CIndU – SPOTLIGHT Study

In early 2024, we commenced the Phase 1b/2a SPOTLIGHT study in CIndU. The SPOTLIGHT study is a Phase 1b/2a open label clinical trial evaluating single doses of subcutaneous briquilimab in adult participants with cold urticaria or symptomatic dermographism, the two most prevalent sub types of CIndU, who are refractory to antihistamines. The study enrolled 27 participants across three single dose cohorts of 40mg, 120mg, and 180mg. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study for a 6-week preliminary analysis period following dosing, and in June 2025, we reported positive preliminary data from the 180mg single dose cohort at the 8-week preliminary analysis period. Highlights of the data presented were as follows:

●	Briquilimab treatment resulted in deep disease control at all three dose levels with 26 of 27 participants (96%) enrolled in the study achieving a clinical response within the 8-week preliminary analysis period following dosing, and 21 of 24 participants (88%) dosed at 120mg or 180mg achieving a complete response in that period; and

●	Briquilimab was well-tolerated in the study, with KIT-related AEs being low-grade events, and no grade 3 or higher AEs possibly related to KIT blockade reported in any of the dose cohorts.

Open Label Extension (OLE) Study

In 2025, we commenced an Open Label Extension study (the “OLE”) in which patients in the BEACON study in CSU and the SPOTLIGHT study in CIndU were eligible to roll over to once they either completed their initial safety follow up period or experienced a return of disease during the safety follow up period. All patients rolling over to the OLE study were treated with a 180mg Q8W dosing regimen. In January 2026, we reported preliminary data from the OLE study in both CSU and CIndU patients.

Highlights of the clinical efficacy observed in CSU and CIndU participants for the OLE study released in January 2026 were as follows:

●	In CSU participants, briquilimab treatment resulted in deep and durable disease control in the OLE study with 27 of 36 participants (75%) achieving complete response or well controlled disease at the week 12 assessment; and

●	In CIndU participants, briquilimab treatment resulted in deep and durable disease control as well, with 11 of 17 participants (65%) achieving complete response or partial response at the week 16 assessment, which was 8 weeks following administration of the second dose.

Across both CSU and CIndU participants in the OLE study, briquilimab continued to demonstrate a favorable safety profile:

●	KIT-related AEs were generally transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses;

●	One patient discontinued therapy due to taste disturbance potentially related to briquilimab; and

●	No other dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

Asthma – ETESIAN Study

In late 2024, we commenced a Phase 1b study in asthma, the “ETESIAN” study, which is a single dose double-blind, placebo-controlled challenge study seeking to demonstrate proof-of-concept in asthma utilizing a potential therapeutic dose to inform future trials in the broader asthma population. The study was conducted utilizing a single 180mg dose of subcutaneous briquilimab and key assessments included measuring improvements in Forced Expiratory Volume in 1 second (“FEV1”) in both Early Asthmatic Response (“EAR”), and Late Asthmatic Response (“LAR”) measured at 6 and 12 weeks, changes in airway hyperresponsiveness, mast cell depletion and recovery, and safety.

In December 2025, we reported preliminary results from the ETESIAN study in 14 participants (7 receiving a single dose of 180mg briquilimab and 7 receiving placebo) who completed at least the 6 week allergen challenge assessment following dosing with investigational product or placebo. Highlights of the clinical response observed in ETESIAN participants reported in December 2025 were as follows:

●	Compared to baseline, briquilimab reduced the allergen induced LAR (measured by the mean maximum percentage fall in FEV1 (%Max FEV1) and fall in area under the FEV1 time response curve (“AUC”)) at both 6 and 12 weeks. Patients who received briquilimab showed an improvement in the LAR %Max FEV1 of 10.4% at 6 weeks and 8.7% at 12 weeks compared to baseline, as well as demonstrating an improvement in the LAR AUC of 25.4% at 6 weeks and 23.3% at 12 weeks.

●	Sputum eosinophils, a potential marker of inflammatory response, were also measured at 7 and 24 hours following allergen challenge at week 6 and week 12. Participants receiving briquilimab demonstrated notably lower eosinophil levels as compared to those receiving placebo, indicating a reduction in the inflammatory response to their allergen.

The positive proof of concept data generated in the ETESIAN study supports further development in the broader asthma population, however, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability.

Historically, we have also evaluated briquilimab as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial as well as via Investigator Sponsored Trials (“ISTs”) in several other stem cell transplant indications. In July 2025, we re-focused resources on our mast cell disease development programs.

We intend to become a fully integrated discovery, development and commercial company in the field of mast cell therapeutics. We are developing our product candidates to be used individually or, in some cases, in combination with other therapeutics. Our goal is to advance our product candidates through regulatory approval and bring them to the commercial market based on the data from our clinical trials and communications with regulatory agencies and payor communities. We expect to continue to broaden our pipeline with additional mast cell indications.

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

Briquilimab

We believe briquilimab is a unique, humanized, monoclonal antibody that targets the underlying biology of mast cell survival to potentially serve as a therapeutic to prevent mast cell driven diseases. In addition, we believe briquilimab targets a key differentiation pathway for HSCs and may be developed to improve the efficacy and safety of hematopoietic stem cell transplantation. Briquilimab binds to human KIT, the receptor for SCF, which is expressed on the surface of various cells, including mast cells. The interaction of SCF and KIT is required for mast cells to survive. By blocking SCF from binding to KIT and disrupting these critical signals, briquilimab leads to the depletion of mast cells in the skin. Briquilimab is designed to bind to KIT with a greater affinity than SCF.

The monoclonal antibody isotype and other modifications of briquilimab were chosen carefully to retain high affinity binding to the KIT receptor and SCF signal blockade without recruiting other immune cells that could lead to receptor activation, mast cell degranulation or other off-target toxicities. For example, designing briquilimab as an IgG1 isotype instead of an IgG2 isotype results in more potent inhibition of KIT, potentially increasing the effect on mast cell depletion. Briquilimab was also designed to be aglycosylated in order to eliminate the recruitment of other immune effector cells that may bring unwanted effects to any cell that expresses KIT. This finding and other data demonstrate that not all anti-KIT antibodies behave equally or have the same mechanism of action.

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

Briquilimab blocks signaling on the KIT receptor by inhibiting the binding of SCF, the ligand for the KIT receptor. The interaction of SCF/KIT on mast cells is critical for development, proliferation and survival. Without continued signaling through KIT, mast cells will undergo apoptosis and die. We have shown that a single subcutaneous dose of briquilimab leads to depletion of mast cells in the skin of healthy human volunteers for at least 29 days. We believe that depletion of mast cells in the skin of patients with chronic urticaria or other mast cell driven diseases has the potential to lead to improved disease control for those patients without adequate response to current therapies.

Figure 1 – Healthy volunteers administered single doses of briquilimab 42 mg to 280 mg subcutaneously received punch skin biopsies to evaluate the decreases in mast cells at 4 weeks after briquilimab was administered compared to the baseline.

(1)	Jasper internal data (Phase 1a, healthy volunteer study).

Briquilimab in Chronic Urticaria

Mast cells are immune cells that play a key role in the inflammatory response to pathogens or injury and are typically found in the skin, lungs, digestive track, conjunctiva of the eye and the mucosal linings of the mouth and nose. Typically, mast cells are triggered by a specific antigen or antibody interaction to release histamine, a variety of cytokines and other chemical mediators in order fight a potential infection and to recruit additional types of immune cells to aid in the body’s response. However, with certain diseases, such as CSU, CIndU, allergic asthma, prurigo nodularis and eosinophilic esophagitis, the mast cell response is dysregulated and may lead to unwanted responses such as hives, itching, airway constriction or conjunctivitis. Current therapeutic approaches to controlling mast cell response include antihistamines to counteract the release of histamine by activated mast cells, anti-IgE antibody therapy to try to eliminate the antibodies responsible for a trigger of mast cell activation and inhibition of other signaling pathways such as Bruton’s Tyrosine Kinase (“BTK”) or IL4/IL13 that may suppress mast cell activation. We believe that new chronic therapies that target mast cells could be beneficial in treating many diseases that are a function of mast cell dysfunction.

In late 2023, we commenced a Phase 1b/2a clinical trial in patients with CSU. CSU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks due to either an unknown cause, Type I autoimmunity with IgE against self or Type IIb autoimmunity with activating antibodies directed at mast cells. CSU is thought to affect over five million patients in the United States, France, Germany, Italy, Spain, and the United Kingdom. The U.S. Food and Drug Administration (the “FDA”)-approved drug therapy for CSU includes second generation H1-antihistamines for first line use followed by consideration for use of omalizumab, a monoclonal antibody directed at circulating IgE; dupilumab, a monoclonal antibody directed at the IL-4 and IL-13 signaling pathways; and remibrutinib, a small molecule inhibitor of BTK. The biologic rationale for these therapies is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells and the other agents are thought to remove or suppress signaling pathways that trigger mast cell activation. Based on human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin and from data in a study of CSU patients showing that an anti-KIT antibody can control disease symptoms, we believe that briquilimab could be effective therapy for CSU patients. The Phase 1b/2a study is a monotherapy study being conducted in CSU patients who are refractory to antihistamine therapy and who have had an inadequate response to omalizumab. The study design has three parts. The first part is an open-label 3+3 dose escalation with two dose cohorts (10mg and 40mg). The second part consists of seven dose cohorts (80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, 240mg Q8W and 240mg/180mg Q8W) in a double-blind placebo controlled format. The final part is a single dose cohort with two dose levels being explored (240mg single-dose and 360mg single-dose) in a double-blind placebo controlled format.

Figure 2 – Study design for the Phase 1b/2a BEACON study in CSU.

In January 2025, we presented positive preliminary data from the first 8 dosing cohorts in this study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, and 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data presented were as follows:

●	Briquilimab demonstrated a rapid onset of clinical efficacy with clinical responses seen as early as 1 week post-dose and complete responses observed as early as week 2 post-dose.

●	Briquilimab drove deep and meaningful clinical responses with 100% complete responses through 8 weeks demonstrated at the 240mg dose level.

●	Briquilimab was well-tolerated and demonstrated a favorable safety profile:

o	KIT-related AEs were generally transient, low-grade events;

o	The majority of AEs observed were resolved while on study prior to subsequent doses; and

o	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

In July 2025, we reported updated data from the Phase 1b/2a BEACON study in CSU with updates on the 240mg and 360mg single dose cohorts as well as the 240mg Q8W and the 240mg/180mg Q8W cohorts. Highlights of the data update presented were as follows:

●	Briquilimab administration continued to demonstrate deep and rapid disease control in the 240mg and 360mg single-dose cohorts with 8 of 9 (89%) of participants enrolled across both cohorts achieving a complete response, and with 7 of 9 (78%) achieving a clinical response by week 2.

●	Results from the 240mg Q8W and the 240mg/180mg Q8W dose cohorts demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we launched an investigation into those two cohorts. Factors examined included clinical site conduct, site dosing procedures, patient selection criteria, as well as potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts. We also provided new clinical drug supply from a different lot for ongoing dosing of existing patients and subsequently enrolled an additional 10 patients in aggregate across those two cohorts.

In December 2025, we reported the completion of the investigation into the confounded efficacy results reported in July 2025 from the 240mg Q8W and the 240mg/180mg Q8W cohorts of the BEACON study in CSU. Based on the work conducted, we concluded the anomalous efficacy results in these two cohorts was not the result of any issues with the investigational product used, or from DS or DP manufacturing or distribution processes, but rather appeared to be an issue resulting from patient selection process/criteria at certain clinical sites participating in the study. This conclusion reflects, among other factors:

●	a comprehensive review of manufacturing and distribution records;

●	robust testing of multiple lots across the manufacturing and clinical supply chain;

●	independent, blinded testing of returned drug product samples from trial sites;

●	review of stability samples from the lots used in the two cohorts compared against other lots;

●	review of patient selection and enrollment processes;

●	review of investigational product handling and administration at the site level;

●	review of drug delivery methods (for example, injection site, needle and injection media); and

●	review of additional patient- and site-level data.

The conclusions reached as a result of the investigation were supported by expert panels comprised of key opinion leaders in clinical development and antibody manufacturing that reviewed the findings and provided feedback and recommendations that are being integrated into the planned Phase 2b/3 CSU study to increase the likelihood that CSU patients enrolled in the study would be more likely to have mast cell driven disease.

In January 2026, we reported updated data from the Phase 1b/2a BEACON study in CSU with updates on an additional 8 patients enrolled in the 240mg/180mg Q8W cohort (6 on briquilimab and 2 on placebo). Highlights of the data update were as follows:

●	Briquilimab demonstrated a rapid onset of clinical efficacy with clinical responses achieved by 5 of 6 participants (83%) by week 3.

●	Briquilimab drove deep and meaningful clinical responses with UAS7 reductions of as much as 29 points noted, and 4 of 6 participants (67%) reporting a complete response at 12 weeks.

●	Briquilimab continued to be well-tolerated and demonstrated a favorable safety profile:

o	KIT-related AEs were generally transient, low-grade events;

o	The majority of AEs observed were resolved while on study prior to subsequent doses; and

o	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

We are also conducting a Phase 1b/2a clinical trial in patients with CIndU. Similar to CSU, CIndU is a disorder of mast cells in the skin in which patients experience swelling, redness and itching of the skin that lasts at least six weeks, but CIndU is induced by specific physical or environmental stimuli, including cold, heat, exercise, pressure, sunlight and others. CIndU includes physical urticarias, such as symptomatic dermographism and cold urticaria, as well as non-physical urticarias caused by exposure to specific stimuli, such as cholinergic urticaria and aquagenic urticaria.

The FDA-approved drug therapy for CIndU consists solely of second generation H1-antihistamines. The biologic rationale for this therapy is based on modulating mast cell response. Antihistamines work to counteract the effects of histamine that is released from activated mast cells. CIndU is thought to affect over two million patients in the United States, France, Germany, Italy, Spain and the United Kingdom. Approximately 40% of these patients’ CIndU is not controlled by first line antihistamines and these patients could be eligible for biologic therapy depending on disease severity. Based on preclinical and human healthy volunteer clinical data showing that briquilimab can deplete mast cells from the skin, we believe that briquilimab could be an effective therapeutic for CIndU patients. The Phase 1b/2a study is a monotherapy study being conducted in CIndU patients who are refractory to antihistamine therapy. The study design contains a single dose in three dosing cohorts (40mg, 120mg and 180mg) with a provocation test measured at various timepoints through 12 weeks post-dosing.

Figure 3 – Study Design for the Phase 1b/2a SPOTLIGHT Study in CIndU

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

In late 2024, we added a 180mg single dose cohort to the SPOTLIGHT study in CIndU. In June 2025, we reported positive preliminary data from the 180mg single dose cohort, the highlights of which were as follows:

●	Briquilimab treatment resulted in deep disease control at 180mg, with 12 of 12 participants (100%) enrolled in the cohort achieving a clinical response within the preliminary analysis period;

●	The efficacy observed was rapid and durable, with 8 of 12 participants (66%) achieving clinical response by week 2, and 7 of 12 participants (58%) maintaining clinical response through week 8; and

●	Briquilimab continued to be well-tolerated in the study, with KIT-related AEs being low-grade events, and no grade 3 or higher AEs possibly related to KIT blockade reported in any of the dose cohorts.

In addition to the BEACON and SPOTLIGHT studies, we also commenced an Open Label Extension study (the “OLE”) in which patients in the BEACON study in CSU and the SPOTLIGHT study in CIndU are eligible to roll over to once they have completed their initial safety follow up period or experienced return of disease during the safety follow up period. All patients rolling over to the OLE study are treated with a 180mg Q8W dosing regimen.

Figure 4 – Study Design for the OLE Study in CSU and CIndU

In January 2026, we reported preliminary data from the OLE study in both CSU and CIndU patients. Highlights of the clinical efficacy observed in CSU and CIndU participants for the OLE study released in January 2026 were as follows:

●	In CSU participants, briquilimab treatment resulted in deep and durable disease control in the OLE study with 27 of 36 participants (75%) achieving complete response or well controlled disease at the week 12 assessment; and

●	In CIndU participants, briquilimab treatment resulted in deep and durable disease control as well, with 11 of 17 participants (65%) achieving complete response or partial response at the week 16 assessment, which was 8 weeks following administration of the second dose.

Across both CSU and CIndU participants in the OLE study, briquilimab continued to demonstrate a favorable safety profile:

●	KIT-related AEs were generally transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses;

●	One patient discontinued therapy due to taste disturbance potentially related to briquilimab; and

●	No other dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

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

In late 2024, we commenced a Phase 1b clinical trial in patients with allergic asthma (the ETESIAN study). The Phase 1b study is a double-blind placebo controlled single-dose monotherapy allergen challenge study being conducted in allergic asthma patients. Patients enrolled in the study will either receive placebo, or a single 180mg dose of briquilimab. Endpoints evaluated will include both early and late asthmatic response, as measured by % decrease in FEV1 relative to baseline, and change in airway hyperresponsiveness from baseline, and both will be measured at 6 weeks post-dose and 12 weeks post-dose.

Figure 5 – Study Design for the Phase 1b ETESIAN study in Asthma

In December 2025, we reported preliminary results from the ETESIAN study in 14 participants (7 receiving a single dose of 180mg briquilimab and 7 receiving placebo) who completed at least 6 weeks of allergen challenge testing following dosing with investigational product. Highlights of the clinical response observed in ETESIAN participants reported in December 2025 were as follows:

●	Compared to baseline, briquilimab reduced the allergen induced LAR (measured by the mean maximum percentage fall in FEV1 (%Max FEV1) and fall in area under the FEV1 time response curve (“AUC”)) at both 6 and 12 weeks with patients who received briquilimab showing an improvement in the LAR %Max FEV1 of 10.4% at 6 weeks and 8.7% at 12 weeks compared to baseline and an improvement in the LAR AUC of 25.4% at 6 weeks and 23.3% at 12 weeks.

Figure 6 – Change in FEV1 observed in ETESIAN study

●	Patient airway hyperresponsiveness was also assessed pre- and post-allergen challenge by methacholine PD20. At baseline, prior to administration of briquilimab, patients randomized to both the placebo group and the briquilimab group had similar drops in the ratio of post- to pre-allergen challenge methacholine PD20 (dose of methacholine required to drive a 20% decrease in FEV1) following allergen challenge of 0.50 and 0.46, respectively. At the week 6 challenge the shift in the methacholine PD20 response was 0.40 for placebo and 0.63 for briquilimab and at the week 12 challenge the shift was 0.60 for placebo and 1.58 for briquilimab indicating an increased resistance to methacholine following allergen in patients dosed with briquilimab.

●	Sputum eosinophils, a potential marker of inflammatory response, were also measured at pre-challenge, 7 and 24 hours following allergen challenge at week 6 and week 12. Participants receiving briquilimab demonstrated notably lower eosinophil levels as compared to those receiving placebo, indicating a reduction in the inflammatory response to their allergen.

Figure 7 –Reduced eosinophil levels observed in participants receiving briquilimab in the ETESIAN study

The positive proof of concept data generated in the ETESIAN study supports further development in the broader asthma population, however, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability.

Briquilimab in Other Mast Cell Disorders

Mast cells may also be the key cellular target for a number of other inflammatory or autoimmune diseases outside of the chronic urticarias and asthma, such as atopic dermatitis, prurigo nodularis and food allergies.

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

Food allergy is an immune-mediated disease characterized by an IgE-mediated response to specific dietary antigens, which leads to allergic hypersensitivity reactions. In IgE-mediated food allergies, allergic reactions from exposure to the food result from receptor-bound allergen-specific IgE antibodies binding to the food proteins, leading to the cross-linking of IgE receptors on mast cells and subsequently mast cell activation and degranulation; resulting in the release of chemical mediators of inflammation. Symptoms of food allergy can range from mild symptoms, such as hives and itching to potentially fatal systemic allergic reactions including anaphylaxis. Treatments include antihistamines and steroids for mild to moderate reactions, epinephrine for severe reactions and anaphylaxis, as well as preventative therapies such as oral immunotherapy or biologic therapies (omalizumab).

We have performed pre-clinical evaluation of briquilimab as a potential therapeutic in these and a number of other mast cell driven diseases and expect to continue to expand our portfolio of mast cell indications in clinical development in the future.

Briquilimab in Non-Mast Cell Driven Disorders

Briquilimab as a Conditioning Agent for SCID Patients Undergoing Re-Transplantation

We historically funded a program developing briquilimab as a conditioning agent for SCID patients undergoing a stem cell re-transplantation. Due to genetic errors at birth, SCID patients do not possess fully functional immune systems, which results in chronic infections, failure to thrive and significantly decreased lifespans. If available, these patients are typically given a transplant from a close relative with the goal of allowing healthy donor stem cells to establish in the patient’s bone marrow, leading to production of normal immune cells. However, stem cell transplants are not universally successful. SCID patients with poor transplant outcomes are typically dependent on external therapies such as intravenous immunoglobin (“IVIG”) and often have poor immunity, leading to chronic infections and decreased lifespans. SCID patients who fail transplant are not usually given a second transplant due to their fragile health and the significant toxicities of current conditioning agents.

We conducted a Phase 1/2 dose escalation open label clinical trial to evaluate briquilimab as the sole conditioning agent to achieve HSC engraftment in SCID patients undergoing stem cell re-transplantation. The primary endpoint in Phase 1 was to assess the safety and tolerability of briquilimab as a conditioning agent in SCID patients.  The two primary efficacy endpoints defined in the Phase 2 study are the proportion of patients achieving adequate donor HSC engraftment and the proportion of patients achieving naïve CD4+ T cell production greater than or equal to 85 cells/uL, a level expected to provide immune reconstitution, during weeks 36 to 104 post-transplant. Secondary endpoints include durability of naïve T cell production, incidence and severity of GvHD, hematopoietic recovery and pharmacokinetic properties of briquilimab. Patients received a single intravenous infusion of briquilimab on study day 0 in one of four dose cohorts: 0.1 mg/kg, 0.3 mg/kg, 0.6mg/kg or 1.0 mg/kg. Patients were to potentially be followed for up to five years following transplant.

We believe briquilimab has enabled immune reconstitution for patients based on naïve CD4+ T-cell levels and has shown clinical benefit in T-B-SCID patients in a re-transplant setting. Patients have shown resolution of chronic infections, independence from or reduction of IVIG therapy and antibody response to vaccine challenge. Through December 31, 2024, in this open label clinical trial, eleven T-B-SCID re-transplant patients have been treated in the ongoing SCID Phase 1/2 study. Seven of the eleven transplanted patients with 1- 5 years of follow-up have shown engraftment of donor cells and production of functional immune cells. No briquilimab treatment-related “SAEs” have been reported through December 31, 2023 in this clinical trial. In July 2025, the SCID program was discontinued to focus resources exclusively on our mast cell disease development programs.

The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. In addition, both the FDA and the European Medicines Agency (“EMA”) have granted orphan drug designation to briquilimab for conditioning treatment prior to hematopoietic stem cell transplantation.

Stem Cell Transplant Indications

We have historically evaluated briquilimab in a number of stem cell transplant indications, including patients with Fanconi Anemia (“FA”), Sickle Cell Disease (“SCD”), Chronic Granulomatous Disease (“CGD”), GATA-2 MDS and others through ISTs run by partners including the National Institute of Health (“NIH”), the National Heart, Lung, and Blood Institute, the National Institute of Allergy and Infectious Diseases, the National Cancer Institute and Stanford University.

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

Advance the development of briquilimab as a chronic therapeutic in mast cell driven diseases. We are focused on developing briquilimab as a repeat dose therapy for disorders of mast cells, such as CSU, CIndU, asthma and additional potential mast cell driven indications.

Commercialize our product candidates to expand the use of effective and safe mast cell therapies for patients and physicians in our target markets. If approved, we plan to bring our product candidates to the American, European and Japanese markets, focusing on the top physicians who administer the majority of mast cell therapies.

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

Agreements with Amgen

In November 2019, we entered into a worldwide exclusive license agreement with Amgen for briquilimab (formerly AMG-191 and JSP191) in all indications and territories worldwide, which also includes translational science and materials from Stanford University. We were assigned and accepted Amgen’s rights and obligations, effective November 21, 2019, for the Investigator Sponsored Research Agreement (“ISRA”), entered into in June 2013, between Amgen and The Board of Trustees of the Leland Stanford Junior University (“Stanford”) and Quality Agreement between Amgen and Stanford, effective as of October 7, 2015. Under the ISRA, we received an option to negotiate a definitive license with Stanford for rights to certain Stanford intellectual property related to the study of briquilimab in exchange for an option exercise fee of $1.0 million, payable over a two-year period (the “Option”). We exercised the Option to Stanford docket S06-265 “Antibody-based clearance of endogenous stem cell niches prior to transplantation of bone marrow or HSCs (KIT)” granted by Stanford under the ISRA on June 2, 2020. As a result, we have worldwide exclusive rights to develop and commercialize briquilimab in all indications, including stem cell transplants. The issued U.S. patents would be expected to expire in 2027, absent any applicable patent term extensions.

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

In-licensed Amgen Portfolio

We have exclusively licensed a patent family from Amgen applicable to our clinical development programs that contains patents and applications directed to a humanized KIT antibody. As of March 25, 2026, this patent portfolio includes three issued U.S. patents and one European patent, as well as granted patents in Australia, Canada, Japan, and Mexico, and pending patent applications in Europe and Hong Kong. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

In-licensed Stanford Portfolio

We have an exclusive license in the field of use of briquilimab for the purpose of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated to a patent family from Stanford University applicable to targeted conditioning that contains patents and applications directed to immunodepletion of endogenous stem cell niche prior to hematopoietic stem cell transplantation. As of March 25, 2026, this patent portfolio includes two issued U.S. patents and one European patent, as well as pending European and Hong Kong patent applications. The issued U.S. and European patents would be expected to expire in 2027, absent any applicable patent term extensions.

Jasper Portfolio

As of March 25, 2026, we own two patent families directed to compositions and/or methods for hematopoietic stem cell transplantation, one patent family directed to other methods of treating certain hematopoietic malignancies, three patent families directed to treating mast cell-driven disease, and one patent family directed to therapeutic efficacy testing models. These patent families include one pending U.S. provisional applications, three pending U.S. utility applications, two pending Patent Cooperation Treaty applications, and applications pending certain other jurisdictions. Any patents that grant from these applications would be expected to expire in 2042 to 2046, absent any applicable patent term extensions.

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

Competition

The industry we operate in is highly competitive and dynamic, subject to rapid technological change. We have competition in the market for both our product candidates and may face competition from large pharmaceutical and biotechnology companies, smaller pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, academic institutions, government agencies, research institutions and others.

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

Competitors for our briquilimab KIT targeted therapeutic program include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to KIT that is being studied in mast cell diseases;

●	Blueprint Medicines, which is developing a small molecule KIT inhibitor for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

Research and Development

We invest significantly in our research and development efforts, to discover and validate therapeutics while improving our processes and approach to drug making. We strive to progress candidates that can address unmet or underserved clinical needs and favor programs with well-validated targets and defined regulatory approval paths. Our R&D team has played key roles in discovering and developing a number of promising candidates over the past 20 plus years. They have leveraged experience, insights and capabilities to optimize development, along with fostering collaboration with external partners to innovate and expand into potential additional indications. Our current development-stage portfolio consists of briquilimab in mast cell driven diseases.

Manufacturing

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations to produce our drug candidates in accordance with current good manufacturing practice (“cGMP”) regulations for use in our clinical trials. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of briquilimab. In November 2019, we entered into development and manufacturing agreements with Lonza Sales AG (“Lonza”) relating to the manufacturing of briquilimab and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California. Our agreement with Lonza includes certain limitations that may impact our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control.

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act (“PHSA”) and the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

●	preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations;

●	completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	submission to the FDA of an investigational new drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin;

●	approval by an institutional review board (“IRB”) representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with good clinical practices (“GCPs”);

●	preparation and submission to the FDA of a biologics license application (“BLA”) for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

●	review of the product by an FDA advisory committee, where appropriate or if applicable;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

●	satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP and the integrity of clinical data in support of the BLA;

●	payment of user fees under the Prescription Drug User Fee Act (“PDUFA”);

●	securing FDA approval of the BLA and licensure of the new biologic product; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post-marketing commitments required by the FDA.

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

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, manufacturing, and controls or where there is non-compliance with regulatory requirements. A clinical hold issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

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

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee, which is adjusted on an annual basis. The sponsor of a licensed BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. Products are eligible for priority review (a status assigned by the FDA at filing) if the application is for a product intended to treat a serious or life-threatening condition and the product, if approved, would provide a significant improvement in safety or effectiveness compared to any existing licensed products for the same intended use. The FDA has substantial discretion in the approval process and may refuse to file any application or not approve an BLA if the FDA determines that the data are insufficient for approval. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a Risk Evaluation and Mitigation Strategy (“REMS”), to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use. Additionally, post-approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain safety and other postmarketing information and submissions, provide updated safety and efficacy information, implement product tracking and tracing requirements, and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. BLA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	investigation or additional study obligations;

●	adverse publicity or communications to prescribers or patients about specific information or issues;

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning or untitled letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product recall, seizure or detention, or refusal to permit the import or export of products; or

●	injunctions, consent decrees or the imposition of civil or criminal penalties.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●	the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and certain other licensed health care practitioners, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Similar federal, state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. In addition, certain state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies regularly scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Failure to comply with these laws described above or any other governmental regulations that apply to us, may subject us to, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition and results of operations.

Employees and Human Capital

As of December 31, 2025, we employed 22 full-time employees. The 22 full-time employees were engaged in research and development, operations, finance, and business development. Five employees held Ph.D. degrees and one held an M.D. degree. Our employees are not represented by labor unions or covered under any collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Facilities

We lease a total of approximately 25,900 square feet of space across two buildings for our headquarters in Redwood City, California under a single lease agreement that expires in August 2026. Thereafter, at our option, we may extend the term for an additional five years to August 2031. In February 2026, we sublet approximately 13,400 square feet of the space under a short-term sublease agreement that runs through June 2026. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Organization

We were organized as a corporation under the laws of the State of Delaware on August 13, 2019 under the name “Amplitude Healthcare Acquisition Corporation”. On September 24, 2021, we consummated the previously announced business combination (the “Business Combination”) among us, Ample Merger Sub, Inc. (“Merger Sub”) and a private Delaware corporation that is now our wholly-owned subsidiary and named Jasper Tx Corp. (formerly known as Jasper Therapeutics) (“Old Jasper”). Pursuant to the terms of the Business Combination, a Business Combination or Reverse Recapitalization for accounting purposes between AMHC and Old Jasper was effected through the merger of Merger Sub with and into Old Jasper with Old Jasper surviving as AMHC’s wholly-owned subsidiary. In connection with the Business Combination, AMHC changed its name from Amplitude Healthcare Acquisition Corporation to Jasper Therapeutics, Inc.

Website Access to SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including Jasper. We maintain an Internet website at www.jaspertx.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file or furnish this information to the SEC.

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

●

We have incurred significant net losses and negative operating cash flows since our inception which raises substantial doubt about our ability to continue as a going concern. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

●

We will need substantial additional funding, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

●	As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we will need to raise additional financing to continue our products’ development.

●	Risks Related to Discovery, Development, Manufacturing and Commercialization, including, among others, that:

●	We are substantially dependent on the success of our most advanced product candidate, briquilimab. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including briquilimab, in a timely manner or at all, our business will be harmed.

●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.

●

We may not be successful in our efforts to develop and commercialize briquilimab in additional indications or to identify additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception which raises substantial doubt about our ability to continue as a going concern. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception, which raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Annual Report on Form 10-K. See below risk factor, “As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we will need to raise additional financing to continue our products’ development.” for additional details. For the years ended December 31, 2025 and 2024, we reported net losses of $75.8 million and $71.3 million, respectively. For the years ended December 31, 2025 and 2024, we reported negative operating cash flows of $77.2 million and $62.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $316.7 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of briquilimab in chronic diseases such as CSU and Chronic Inducible Urticaria (“CIndU”);

●	elect to continue development of briquilimab in allergic asthma;

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. For example, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability. As of December 31, 2025, our cash and cash equivalents were $28.7 million and we had an accumulated deficit of $316.7 million. Although we raised net proceeds of $27.5 million in September 2025 in connection with the issuance and sale of 11,670,707 shares of common stock, pre-funded warrants to purchase up to an aggregate of 675,000 shares of common stock and common warrants to purchase up to an aggregate of 12,345,707 shares of common stock, we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the costs of continuing to build our technology platform for use in developing our product candidates;

●	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination with briquilimab and other product candidates we may develop;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;

●	the number and characteristics of product candidates that we develop or may in-license;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) and other comparable foreign regulatory authorities;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs of operating as a public company.

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on March 19, 2025, and which was declared effective on March 26, 2025 and will expire on March 26, 2028 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $300.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the Shelf Registration Statement in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million. As of December 31, 2025, we have issued and sold an aggregate of 1,231,447 shares of our common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of March 25, 2026, $93.5 million remains allocated and available under the ATM Prospectus and approximately $170.0 million remains available and unallocated under the Shelf Registration Statement.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Annual Report on Form 10-K. Our financial statements as of December 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

On July 8, 2025, we implemented a corporate reorganization to extend our cash runway, including a workforce reduction of approximately 50% of our employees at that time. In connection with this corporate reorganization, we refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b asthma study and halted our other clinical and preclinical programs. These changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk that the reorganization may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition. The total cost related to the workforce reduction is estimated to be approximately $2.3 million, all of which is cash-based expenditure related primarily to severance payments. We recognized substantially all the charges related to the workforce reduction in the year ended December 31, 2025. These estimates are subject to a number of assumptions and actual results may differ.

In December 2025, our board of directors approved a plan to cease operations of our vivarium and to terminate three of the four remaining research personnel associated with those operations. We determined that certain fixed assets and our right of use asset related to our vivarium space were abandoned. Accordingly, we recognized an impairment loss of $1.1 million.

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

We have no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

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

In addition, as a clinical stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2025, we had net operating loss carryforwards for federal income tax purposes of $210.4 million that can be carried forward indefinitely. As of December 31, 2025, we had net operating loss carryforwards for state income tax purposes of $64.9 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million as of December 31, 2021. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021; however, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2025.

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

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially adversely affect our company. For example, the Tax Cuts and JOBS Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act, or the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects thereof could be repealed or modified in future legislation. For example, the IRA includes provisions that impact the U.S. federal income taxation of certain corporations, including imposing a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Additionally, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, new legislation was enacted in the United States which includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. We have evaluated the impact of the new legislation and determined that it does not have a material impact on our consolidated financial statements. It is also uncertain if and to what extent various states will conform to federal tax laws. In addition, many countries in Europe, as well as a number of other countries and organizations (including the Organization for Economic Cooperation and Development and the European Commission), have proposed, recommended, or (in the case of countries) enacted or otherwise become subject to changes to existing tax laws or new tax laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.

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

●

the successful and timely completion of our ongoing Phase 1b/2a clinical trial of subcutaneous briquilimab for the treatment of CIndU, planned Phase 2b/3 trial of briquilimab in patients with CSU, and the Phase 1b clinical trial of briquilimab in allergic asthma;

●	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of briquilimab both in the United States and internationally;

●	successful completion of toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;

●	successful completion of clinical trials and other studies, under the FDA’s current Good Clinical Practices (“GCPs”) and the FDA’s current Good Laboratory Practices;

●	effective investigational new drug (“IND”) applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

●	the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of briquilimab;

●	the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of briquilimab, if it is approved;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors;

●	our ability to obtain coverage and adequate reimbursement from third-party payors for our products, and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	our ability to compete with other treatments.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

o	obtaining regulatory approval to commence one or more clinical trials;

o	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

o	in quantities of a product candidate or other materials necessary to conduct clinical trials, as well as receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical materials;

o	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, which may negatively impact the supply chain or cause other disruptions;

o	obtaining institutional review board or ethics committee approval to conduct one or more clinical trials at a prospective site;

o	recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions;

o	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions;

o	recruiting clinical site investigators, clinical site staff and potential closure of clinical facilities; and

o	changes in regulations, which may require us to change the ways in which our clinical trials are conducted.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, EMA or comparable foreign authorities due to a number of factors, including:

o	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

o	inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign authorities resulting in the imposition of a clinical hold;

o	unforeseen safety issues; or

o	lack of adequate funding to continue the clinical trial.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. For example, in July 2025, we reported that results from the 240mg Q8W and the 240mg/180mg Q8W dose cohorts in our Phase 1b/2a BEACON study in CSU demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we investigated the results of those two cohorts. The investigation has been completed, and based on the work completed, the additional data from subsequent dosing of the US patients and input from the KOL panel, we concluded that the unexpected lack of efficacy observed in the US patients was not the result of any issues with drug product, but rather appears to be the result of patient selection issues, specifically the fact that it appears that 9 of the 10 CSU patients enrolled in the study may not have had mast-cell driven disease. In addition, in July 2025, we halted enrollment in the ETESIAN study due to the fact that clinical material for the ETESIAN study was supplied from a drug product lot under investigation due to an atypical lack of efficacy noted in two of the cohorts in the BEACON study in which material from that drug product lot was also used. These and any other delays in completing our clinical trials have and will continue to increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We may not be successful in our efforts to develop and commercialize briquilimab in additional indications or to identify additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to develop, and commercialize briquilimab in additional indications or to identify additional product candidates. We are currently planning a Phase 2b/3 study of briquilimab in patients with CSU. We may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our methodology may be unsuccessful in identifying attractive potential product candidates, potential product candidates identified may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, given capital constraints and changing market conditions, our ability to expand our portfolio may never materialize. For example, advancing any future clinical studies in asthma will be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, results of operations and prospects. Additional clinical development programs in new indications or with new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful, which would be costly and time-consuming.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on July 8, 2025, we implemented a corporate reorganization and refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b asthma study and halted our other clinical and preclinical programs, including our severe combined immunodeficiency (“SCID”) program and any remaining Investigator Sponsored Trials (“ISTs”). Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including briquilimab), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Patient enrollment is also affected by other factors, including:

●	severity of the disease under investigation;

●	size of the patient population and process for identifying patients;

●	design of the trial protocol;

●	availability and efficacy of approved medications for the disease under investigation;

●	availability of genetic testing for potential patients;

●	ability to obtain and maintain patient informed consent;

●	risk that enrolled patients will drop out before completion of the trial;

●	eligibility and exclusion criteria for the trial in question;

●	perceived risks and benefits of the product candidate under trial;

●	perceived risks and benefits of the companion therapeutics that may be administered in combination or in sequence with briquilimab;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	ability to monitor patients adequately during and after treatment;

●	proximity and availability of clinical trial sites for prospective patients, especially for those conditions that have small patient pools; and

●	other factors outside of our control, such as overall economic conditions and volatility in the credit and financial markets, tariffs imposed by the U.S. and other countries, inflationary pressures, trade wars, the Russian invasion of Ukraine, conflicts in the Middle East, instability in Venezuela and other geopolitical conflicts.

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

Even with the requisite approvals from the FDA in the U.S., the EMA in the European Union and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Any product that we commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including our management’s time and financial resources, and may not be successful. Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any product candidate we develop, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of such product candidate as demonstrated in clinical trials;

●	the efficacy and safety of other products that are used in combination or in sequence with our product candidates;

●	the potential and perceived advantages of our product candidates compared to alternative treatments;

●	the limitation to our targeted patient population and limitations or warnings contained in approved labeling by the FDA or other regulatory authorities;

●	the ability to offer our products for sale at competitive prices;

●	convenience and ease of administration compared to alternative treatments;

●	the clinical indications for which the product candidate is approved by the FDA, the EMA or other regulatory agencies;

●	the willingness of the target patient population to try novel biologics and of physicians to prescribe these treatments;

●	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

●	relative convenience and ease of administration;

●	the strength of marketing and distribution support;

●	availability of third-party coverage and sufficiency of reimbursement; and

●	the prevalence and severity of any side effects.

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

Competitors of briquilimab include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to KIT that is being studied in mast cell diseases;

●	Blueprint Medicines which is developing a small molecule KIT inhibitor for mast cell diseases;

●	Novartis, Inc., which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases;

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

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

We and our collaborators, if any, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates, including:

●	delays in reaching a consensus with regulators on trial design;

●	regulators, IRBs, independent ethics committees or scientific review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and clinical trial sites;

●	clinical trials of product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development or research programs;

●	difficulty in designing well-controlled clinical trials due to ethical considerations that may render it inappropriate to conduct a trial with a control arm that can be effectively compared to a treatment arm;

●	difficulty in designing clinical trials and selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;

●	the number of patients required for clinical trials of briquilimab and any other product candidates we may develop may be larger than we anticipate; enrollment of suitable participants in these clinical trials may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators, IRBs or independent ethics committees may require that we or our investigators suspend or terminate clinical research or clinical trials for various reasons, including noncompliance with regulatory requirements, a finding of undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks or after an inspection of our clinical trial operations or trial sites;

●	the cost of clinical trials may be greater than we anticipate;

●	the supply or quality of product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical trial sites dropping out of a trial;

●	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

●	occurrence of serious adverse events associated with product candidates that are viewed to outweigh their potential benefits;

●	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; and

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials, which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates we may develop in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. administration may impact our business and industry. Namely, recent U.S. administrations have taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. There remains substantial uncertainty as to how the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. State governments may also attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business, financial condition and results of operations may be negatively affected.

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

In addition, the FDA’s Rare Pediatric Disease Priority Review Voucher Program, or PRV Voucher Program, awards Priority Review Vouchers, or PRVs, to sponsors of rare pediatric product applications that meet certain criteria. Under the program, a company that receives an approval for a product for a rare pediatric disease (as determined by the applicable regulations) may qualify for a PRV that can be redeemed to receive Priority Review of a subsequent marketing application for a different product. PRVs may also be sold by the company to third parties. Under the FDCA, a rare pediatric disease product application may be eligible for a rare pediatric disease priority review voucher if the drug receives marketing approval before September 30, 2029.The FDA has granted rare pediatric disease designation to briquilimab as a conditioning treatment for patients with SCID. In July 2025, we discontinued the SCID program and any remaining ISTs to focus our resources exclusively on our mast cell disease development portfolio. However, if our qualifying product candidate or another of our product candidates receives rare pediatric disease designation and is approved by the FDA after the current approval deadlines, we will not be eligible to receive a PRV for our product candidate and accordingly, we would be unable to use such PRV for Priority Review for another one of our programs or to sell such PRV, which sale has the potential to generate significant proceeds.

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

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with this position, holding that orphan-drug exclusivity blocked the FDA’s approval of the same drug for all uses or indications within the same orphan-designated disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that the FDA intends to continue to apply its longstanding interpretation of the regulations to all matters outside of the scope of the Catalyst order and will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. In February 2026, legislation amended the FDCA to clarify the scope of the orphan-drug exclusivity to the same approved use or indication within the rare for which the drug is approved. It is unclear how future litigation and administrative actions will impact the scope of orphan drug exclusivity and it is uncertain how any such actions might adversely affect our business.

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

Over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop certain critical activities. For example, beginning on October 1, 2025, the U.S. government shut down and remained shut down until November 12, 2025, during which time certain regulatory agencies, such as the FDA and the SEC, furloughed certain employees and stopped certain activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which resulted in the suspension or delay of various government-funded programs. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. There is substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has implemented and discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. The current U.S. administration has also taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We and our CROs will be required to comply with regulations, including GCPs for conducting, monitoring, recording and reporting the results of preclinical and clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, IRBs, and principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced in accordance with the requirements in the FDA’s current cGMPs requirements. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

Although we intend to design our planned clinical trials for our product candidates, for the foreseeable future, CROs will conduct all of our planned clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less day-to-day control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff.

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

We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers, including Lonza Sales AG (“Lonza”) as a single source supplier, for the manufacture and supply of our materials for preclinical studies and clinical trials, and expect to continue to do so for future clinical testing and for commercial supply of briquilimab and any other product candidates that we may develop and for which we or our collaborators obtain marketing approval. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control. We may be unable to maintain or establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

For example, we rely on our worldwide exclusive license agreement with Amgen Inc., whereby we license a patent portfolio from Amgen Inc. applicable to our targeted conditioning program that contains patent families directed to humanized KIT antibody. We also rely on our license agreement with Stanford, whereby we license a patent portfolio applicable to our targeted conditioning program that contains patent families directed to immunodepletion of endogenous stem cell niche for engraftment.

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

Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the discussion below under the heading “The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed” for additional detail.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include, but are not limited to, the following:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual, for the purchase, lease, order or recommendation of any item, good, facility or service for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	federal false claims, including the False Claims Act that can be enforced through whistleblower actions, false statements and civil monetary penalties laws, which prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, prohibits, among other things, executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false, fictitious, or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

●	the federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such obligations include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare and other reform legislation may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize briquilimab and any other product candidates we may develop and affect the prices we, or they, may obtain.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and the FDA has taken steps to facilitate such states in initiating such programs. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition, on August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, took effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at $2,000 a year. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. Under the Trump Administration, CMS has continued to negotiate drug prices pursuant to the IRA framework. The Trump Administration has also issued public statements about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers. The effects of the IRA on our business is not yet known.

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

The Foreign Corrupt Practices Act (the “FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which took effect across all member states of the European Economic Area (the “EEA”) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data. In addition to the GDPR, other European Union and member state laws and regulations may impose further obligations or our restrictions on process health information in the EEA, such as the European Health Data Space Regulation.

The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant, including proposed amendments to the GDPR in November 2025. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (“DPF”). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to DPF. However, it remains too soon to tell how the future of DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.

Further, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs. Data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018) as well as other laws including the Data Use and Access Act and the Privacy and Electronic Communications Regulations, exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The European Commission adopted an Adequacy Decision for the United Kingdom, allowing for the relatively free exchange of personal data between the European Union and the United Kingdom (as the UK correspondingly allows transfers back to the European Union), which was extended through December 27, 2025. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations.

In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework. NIS-2 applies to certain in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we are subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. All 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

The Federal Trade Commission (“FTC”) and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (as amended, “CCPA”)  creates similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as a part of clinical trial data. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. States have adopted statewide and comprehensive privacy laws and many other states have privacy legislation that is pending. Some state laws minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. . In addition, some of these laws (including the CCPA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level, including continued actions by the FTC, to enforce the FTC Act and violations of the Health Breach Notification Rule. Additionally, in 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward. We may also be subject to data privacy and security regulations under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (“Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal data, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

Our employees and personnel may use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal data in generative artificial intelligence technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative artificial intelligence. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative artificial intelligence, it could make our business less efficient and result in competitive disadvantages.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR, new state privacy laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition and results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. In addition, we may experience employee turnover as a result of return to work policies or transitions away from remote work, which have impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Although we have employment agreements with our key employees, these agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

As of December 31, 2025, we had 22 full-time employees. As our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. There can be no assurances that further deterioration in the credit and financial markets and confidence in economic conditions will not occur.

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

Furthermore, the new U.S. administration has substantially departed from prior U.S. government international trade policies and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the administration has initiated tariffs on certain foreign goods and continues to consider imposing additional tariffs. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the new U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business and financial condition.

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

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	conflicts in the Middle East, the ongoing conflict between Ukraine and Russia. instability in Venezuela and other geopolitical conflicts and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	lower than expected market acceptance of our product candidates following approval for commercialization;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2025 to December 31, 2025, our closing stock price ranged from $1.58 to $21.09 per share. From January 2, 2026 to March 25, 2026, our closing stock price ranged from $1.09 to $2.05 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of January 31, 2026, our directors and executive officers and their affiliates beneficially owned approximately 15.1% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more and annual revenues of less than $100 million, or a public float of $250 million or more. We reassessed our public float as of June 30, 2025, and since it was less than $700 million and our annual revenues were less than $100 million, we have determined that we will continue as a smaller reporting company and a non-accelerated filer until at least December 31, 2026. We will need to reassess, as of June 30, 2026, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2026.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of December 31, 2025, 843,360 shares and 920,827 shares of our common stock are reserved for future issuance under the 2024 Plan and the 2024 ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of December 31, 2025, 132,769 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of December 31, 2025, options to purchase an aggregate of 2,246, 206 shares of our common stock and 20,000 performance-based restricted stock units were outstanding.

Additionally, as of December 31, 2025, we had outstanding Pre-Funded Warrants to purchase up to an aggregate of 675,000 shares of common stock and Common Warrants to purchase up to an aggregate of 12,345,707 shares of common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

Outstanding warrants to purchase an aggregate of 499,986 shares of our common stock became exercisable in accordance with the terms of the Warrant Agreement, dated November 19, 2019, between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) commencing on October 24, 2021 (the “Public Warrants”). As of December 31, 2025, 4,999,863 Public Warrants to purchase an aggregate of 499,986 shares of our common stock were outstanding. The exercise price of these Public Warrants is $115.00 per share for every ten Public Warrants. To the extent such Public Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the prevailing market prices of our common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the Public Warrants may expire worthless. See below risk factor, “The Public Warrants may never be in the money, they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment.”

Additionally, as of December 31, 2025, we had outstanding Pre-Funded Warrants to purchase up to an aggregate of 675,000 shares of common stock and Common Warrants to purchase up to an aggregate of 12,345,707 shares of common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. The exercise price of each Pre-Funded Warrant is $0.0001. Each Pre-Funded Warrant is exercisable at any time after the date of issuance, and will expire on the date it is exercised in full.  The exercise price of each Common Warrant is $2.92. Each Common Warrant is exercisable commencing on the six month anniversary of the date of issuance and thereafter for a period of four years.

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

In addition, we may redeem the Public Warrants at any time after they become exercisable and prior to their expiration at a price of $1.00 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Public Warrants prior to redemption for a number of our common stock determined based on the redemption date and the fair market value of our common stock. The value received upon exercise of the Public Warrants (1) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Public Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Information Security team manages our Information Security Program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We evaluate cybersecurity risk on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and our Board of Directors (the “Board”), as described below under the sub-heading “Governance.”

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

ITEM 3. LEGAL PROCEEDINGS

We, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical studies of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ responses to that amended complaint are due on or about April 20, 2026.

In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California, and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899).  The derivative complaints name as defendants certain of our current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions.  We believe the claims raised in these lawsuits are without merit, and we intend to defend these matters vigorously.  However, there can be no assurance that we will prevail.  We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued by us in our financial statements as of and for the year ended December 31, 2025. Regardless of outcome, litigation can have an adverse impact on us due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

From time to time, we may be party to other lawsuits in the ordinary course of business. We believe that we are not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock and Public Warrants are currently listed on the Nasdaq Capital Market under the symbols “JSPR” and “JSPRW,” respectively. As of March 20, 2026, there were 5 holders of record of our common stock and 1 holder of record of our Public Warrants.

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

Performance Graph

We were a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, as of December 31, 2025, and are not required to provide a performance graph.

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

Overview

We are a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases such as Chronic Spontaneous Urticaria (“CSU”), Chronic Inducible Urticaria (“CIndU”) and asthma. We may also consider additional indications in mast cell driven diseases for potential future development. We have also historically explored development programs in diseases where targeting diseased hemopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens, but those programs have been discontinued and we are exclusively focused on mast cell driven diseases.

Our lead product candidate, briquilimab, is a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“KIT”) receptor on mast and stem cells. The SCF/KIT pathway is a survival signal for mast cells and we believe that blocking this pathway may lead to depletion of these cells throughout the body, including in the lungs and in the skin, which could lead to significant clinical benefit for patients with mast-cell driven diseases such as asthma and chronic urticarias. To that end, we are focusing on advancing a portfolio of clinical programs in mast cell driven diseases, highlights of which were as follows:

●

We commenced the Phase 1b/2a BEACON study in CSU in late 2023 and in January 2025, we presented positive preliminary data from the first 8 dosing cohorts in the study (10mg, 40mg, 80mg Q8W, 120mg Q8W, 120mg Q12W, 180mg Q8W, 180mg Q12W, and 240mg single-dose). Average patient duration on study as of the cutoff date for the data presented was approximately 28 weeks. Highlights of the data were as follows:

o	Briquilimab demonstrated a rapid onset of clinical efficacy with clinical responses seen as early as 1 week post-dose and complete responses observed as early as week 2 post-dose.

o	Briquilimab drove deep and meaningful clinical responses with 100% complete responses through 8 weeks demonstrated at the 240mg dose level.

o	Briquilimab was well-tolerated and demonstrated a favorable safety profile:

●	KIT-related adverse events (“AEs”) were generally transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

●

In July 2025, we reported updated data from the Phase 1b/2a BEACON study in CSU with updates on the 240mg and 360mg single dose cohorts as well as the 240mg Q8W and the 240mg/180mg Q8W cohorts. Highlights of the data update were as follows:

o	Briquilimab administration continued to demonstrate deep and rapid disease control in the 240mg and 360mg single-dose cohorts with 8 of 9 (89%) of participants enrolled across both cohorts achieving a complete response, and with 7 of 9 (78%) achieving a clinical response by week 2.

o	Results from the 240mg Q8W and the 240mg/180mg Q8W dose cohorts demonstrated an atypical absence of UAS7 reduction in 11 of the 13 patients enrolled, and as a result, we launched an investigation into those two cohorts. Factors examined included clinical site conduct, site dosing procedures, patient selection criteria, as well as potential product lot variability in one lot of drug product first introduced into the BEACON study in those two cohorts. We also provided new clinical drug supply from a different lot for ongoing dosing of existing patients and subsequently enrolled an additional 10 patients in aggregate across those two cohorts.

●	In December 2025, we reported the completion of the investigation into the confounded efficacy results reported in July 2025 from the 240mg Q8W and the 240mg/180mg Q8W cohorts of the BEACON study in CSU. Based on the work conducted, we concluded the anomalous efficacy results in these two cohorts was not the result of any issues with the investigational product used, or from drug substance (“DS”) or drug product (“DP”) manufacturing or distribution processes, but rather appeared to be an issue resulting from patient selection process/criteria at certain clinical sites participating in the study. This conclusion reflects, among other factors:

o	a comprehensive review of manufacturing and distribution records;

o	robust testing of multiple lots across the manufacturing and clinical supply chain;

o	independent, blinded testing of returned drug product samples from trial sites;

o	review of stability samples from the lots used in the two cohorts compared against other lots;

o	review of patient selection and enrollment processes;

o	review of investigational product handling and administration at the site level;

o	review of drug delivery methods (for example, injection site, needle and injection media); and

o	review of additional patient- and site-level data.

The conclusions reached as a result of the investigation were supported by expert panels comprised of key opinion leaders in clinical development and antibody manufacturing experts that reviewed the findings and provided clinical operations and development recommendations on patient enrollment processes that are being integrated into the planned Phase 2b/3 CSU study to increase the likelihood that CSU patients enrolled in the study would be more likely to have mast cell driven disease.

●

In January 2026, we reported updated data from the Phase 1b/2a BEACON study in CSU with updates on an additional 8 patients enrolled in the 240mg/180mg Q8W cohort (6 on briquilimab and 2 on placebo). Highlights of the data update were as follows:

o	Briquilimab demonstrated a rapid onset of clinical efficacy with clinical responses achieved by 5 of 6 participants (83%) by week 3;

o	Briquilimab drove deep and meaningful clinical responses with UAS7 reductions of as much as 29 points noted, and 4 of 6 participants (67%) reporting a complete response at 12 weeks.

o	Briquilimab continued to be well-tolerated and demonstrated a favorable safety profile:

●	KIT-related adverse events (“AEs”) were generally transient, low-grade events;

●	The majority of AEs observed were resolved while on study prior to subsequent doses; and

●	No dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

●	In early 2024, we commenced the Phase 1b/2a SPOTLIGHT study in CIndU. In October 2024, we presented positive preliminary data on the 40mg and 120mg cohorts from the study showing the following for the 6-week preliminary analysis period following dosing, as follows:

o	Across the 40mg and 120mg dosing cohorts in the study, 14 of the 15 participants (93%) achieved a clinical response;

o	In the 120mg dose cohort, 10 of 12 participants (83%) experienced a complete response, and 1 participant experienced a partial response; and

o	Briquilimab was well-tolerated in the study, with KIT-related AEs being low-grade events, and no grade 3 or higher AEs possibly related to KIT blockade reported in any of the dose cohorts.

●

In late 2024, we added a 180mg single dose cohort to the SPOTLIGHT study in CIndU. In June 2025, we reported positive preliminary data from the 180mg single dose cohort, the highlights of which were as follows:

o	Briquilimab treatment resulted in deep disease control at 180mg, with 12 of 12 participants (100%) enrolled in the cohort achieving a clinical response within the 8-week preliminary analysis period;

o	The efficacy observed was rapid and durable, with 8 of 12 participants (66%) achieving clinical response by week 2, and 7 of 12 participants (58%) maintaining clinical response through week 8; and

o	Briquilimab continued to be well tolerated in the study, with no SAEs and no grade 3 or higher AEs reported in the 180mg cohort.

●

We also commenced an Open Label Extension study (the “OLE”) in which patients in the BEACON study in CSU and the SPOTLIGHT study in CIndU are eligible to roll over to once they have completed their initial safety follow up period or experienced return of disease during the safety follow up period. All patients rolling over to the OLE study are treated with a 180mg Q8W dosing regimen. In January 2026, we reported preliminary data from the OLE study in both CSU and CIndU patients.

Highlights of the clinical efficacy observed in CSU and CIndU participants for the OLE study released in January 2026 were as follows:

o	In CSU participants, briquilimab treatment resulted in deep and durable disease control in the OLE study with 27 of 36 participants (75%) achieving complete response or well controlled disease at the week 12 assessment; and

o	In CIndU participants, briquilimab treatment resulted in deep and durable disease control as well, with 11 of 17 participants (65%) achieving complete response or partial response at the week 16 assessment, which was 8 weeks following administration of the second dose.

Across both CSU and CIndU participants in the OLE study, briquilimab continued to demonstrate a favorable safety profile:

o	KIT-related AEs were generally transient, low-grade events;

o	The majority of AEs observed were resolved while on study prior to subsequent doses;

o	One patient discontinued therapy due to taste disturbance potentially related to briquilimab; and

o	No other dose delays, missed doses or discontinuations were reported due to AEs possibly related to KIT blockade.

●	In late 2024, we commenced a Phase 1b study in asthma, the “ETESIAN” study, which is a single dose double-blind, placebo-controlled challenge study seeking to demonstrate proof-of-concept in asthma utilizing a potential therapeutic dose to inform future trials in the broader asthma population. The study was conducted utilizing a single 180mg dose of subcutaneous briquilimab and key assessments included measuring improvements in Forced Expiratory Volume in 1 second (“FEV1”) in both Early Asthmatic Response (“EAR”) measured at 6 weeks, and Late Asthmatic Response (“LAR”) measured at 12 weeks, changes in airway hyperresponsiveness, mast cell depletion and recovery, and safety.

●

In December 2025, we reported preliminary results from the ETESIAN study in 14 participants (7 receiving a single dose of 180mg briquilimab and 7 receiving placebo) who completed at least 7 weeks of allergen challenge testing following dosing with investigational product. Highlights of the clinical response observed in ETESIAN participants reported in December 2025 were as follows:

o	Compared to baseline, briquilimab reduced the allergen induced LAR (measured by the mean maximum percentage fall in FEV1 (%Max FEV1) and fall in area under the FEV1 time response curve (“AUC”)) at both 6 and 12 weeks. Patients who received briquilimab showed an improvement in the LAR %Max FEV1 of 10.4% at 6 weeks and 8.7% at 12 weeks compared to baseline, as well as demonstrating an improvement in the LAR AUC of 25.4% at 6 weeks and 23.3% at 12 weeks.

o	Sputum eosinophils, a potential marker of inflammatory response, were also measured at various timepoints in conjunction with observing the EAR and LAR. Participants receiving briquilimab demonstrated notably lower eosinophil levels as compared to those receiving placebo, indicating a reduction in the inflammatory response to their allergen.

The positive proof of concept data generated in the ETESIAN study supports further development in the broader asthma population, however, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability.

Historically, we have also evaluated briquilimab as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial as well as via Investigator Sponsored Trials (“ISTs”) in several other stem cell transplant indications. In July 2025, the SCID program and any remaining ISTs were discontinued to focus resources exclusively on our mast cell disease development portfolio.

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

Recent Developments

On July 8, 2025, we implemented a corporate reorganization to extend our cash runway, including a workforce reduction of approximately 50% of our workforce, representing 22 employees. The reorganization was substantially completed during the third quarter of 2025. In connection with this corporate reorganization, we refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria, halted enrollment in our Phase 1b ETESIAN study in asthma, and ended our other clinical and preclinical programs. The total cost related to the workforce reduction was approximately $2.3 million, all of which represented cash-based expenditure related primarily to severance payments. For the year ended December 31, 2025, we recorded restructuring charges of $1.8 million and $0.5 million as research and development expenses and general and administrative expenses, respectively, in our consolidated statements of operations and comprehensive loss.

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

In December 2025, our board of directors approved a plan to cease operations of our vivarium and to terminate three of the four remaining research personnel associated with those operations. As a result of this decision, we recognized an impairment loss of $1.1 million for certain fixed assets and the right of use asset that were abandoned.

 We have incurred significant losses and negative cash flows from operations since our inception. During the years ended December 31, 2025 and 2024 we incurred net losses of $75.8 million and $71.3 million, respectively. We generated negative operating cash flows of $77.2 million and $62.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $316.7 million.

We had cash and cash equivalents of $28.7 million as of December 31, 2025. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents will not be sufficient to fund our ongoing operations for a period of at least twelve months from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued.

Our management plans to monitor expenses and raise additional capital through a combination of public and private equity, debt financings, strategic alliances or licensing arrangements. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts, needed, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially harm our business, financial condition and results of operations.

We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

●	advance product candidates through preclinical studies and clinical trials;

●	procure the manufacture of supplies for our preclinical studies and clinical trials;

●	acquire, validate, and develop additional product candidates;

●	attract, hire and retain additional personnel;

●	operate as a public company;

●	implement operational, financial and management systems;

●	pursue regulatory approval for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval and related commercial manufacturing build-out; and

●	obtain, maintain, expand, and protect our portfolio of intellectual property rights.

We do not currently own or operate any manufacturing facility. We rely on contract manufacturing organizations (“CMOs”) to produce our drug candidates in accordance with the FDA’s current good manufacturing practices (“cGMP”) regulations for use in our clinical trials. The manufacture of pharmaceuticals is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control. Under our license agreement with Amgen, we have received a substantial amount of drug product to support initiation of our planned clinical trials of briquilimab. In November 2019, we entered into development and manufacturing agreements with Lonza Sales AG (“Lonza”) relating to the manufacturing of briquilimab and product quality testing. The facility of Lonza in Slough, United Kingdom is responsible for production and testing of drug substance. The facility of Lonza in Stein, Switzerland is responsible for production and testing of drug product. Labelling, packaging and storage of finished drug product is provided by PCI Pharma Services, in San Diego, California. Our agreement with Lonza includes certain limitations on our ability to enter into supply arrangements with any other supplier without Lonza’s consent. In addition, Lonza has the right to increase the prices it charges us for certain supplies depending on a number of factors, some of which are outside of our control. In addition, given drug substance and drug product manufacturing and testing with Lonza currently occurs outside the United States, drug product imported into the United States for clinical or commercial use could be subject to significant tariffs in the current political environment.

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

Components of Results of Operations

Operating Expenses

Research and Development

The largest component of our total operating expenses since our inception has been research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations (“CROs”) and investigative sites that conduct preclinical studies and clinical trials; the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

Research and development costs include:

●	program costs, including costs incurred under agreements with third-party CROs, CMOs and other third parties;

●	employee-related costs, including salaries, benefits and stock-based compensation expense for our research and development personnel; and

●	other expenses and allocated overheads incurred in connection with our research and development programs.

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

Total Other Income, Net

Total other income, net includes foreign currency transactions gains and losses, interest income, offering costs on the common warrants recognized as other expense, and changes in the fair value of warrant liability. Earnout liability and warrant liability were classified as liabilities in our consolidated financial statements and were re-measured at each reporting period end. The earnout liability expired in September 2024 as the common stock price targets were not achieved prior to the expiration of the earnout period.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change	Change
	2025	2024	$	%
Operating expenses
Research and development	$63,104	$55,821	$7,283	13
General and administrative	20,779	20,418	361	2
Total operating expenses	83,883	76,239	7,644	10
Loss from operations	(83,883)	(76,239)	(7,644)	10
Interest income	1,741	5,058	(3,317)	(66)
Change in fair value of warrant liability	8,528	—	8,528	100
Other expense, net	(2,187)	(88)	(2,099)	NM
Total other income, net	8,082	4,970	3,112	63
Net loss and comprehensive loss	$(75,801)	$(71,269)	$(4,532)	6

NM = Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Change	Change
	2025	2024	$	%

Personnel-related costs	$15,146	$14,941	$205	1
General and overhead costs	6,323	6,612	(289)	(4)
Program costs	41,635	34,268	7,367	21
Total research and development expenses	$63,104	$55,821	$7,283	13

Research and development expenses increased by $7.3 million, from $55.8 million for the year ended December 31, 2024 to $63.1 million for the year ended December 31, 2025.

Personnel-related costs, including employee payroll and related expenses, increased by $0.2 million, from $14.9 million for the year ended December 31, 2024 to $15.1 million for the year ended December 31, 2025. We recognized $1.8 million related to severance costs due to the restructuring of our operations in July 2025. As we stopped hiring, our personnel-related costs decreased by $1.6 million in 2025 as compared to 2024. Stock-based compensation expenses, included in personnel-related costs, were $2.0 million for each of the years ended December 31, 2025 and 2024.

General and overhead costs, which include common facilities, human resources and information technology related expenses allocated to research and development, decreased by $0.3 million, from $6.6 million for the year ended December 31, 2024 to $6.3 million for the year ended December 31, 2025, primarily due to decreased allocated overheads to research and development costs following our corporate reorganization in July 2025.

Program costs increased by $7.3 million, from $34.3 million for the year ended December 31, 2024 to $41.6 million for the year ended December 31, 2025. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses increased primarily due to an increase in CRO expenses of $3.5 million from $13.9 million for the year ended December 31, 2024 to $17.4 million for the year ended December 31, 2025 and an increase in the in vivo study costs of $2.4 million from $1.0 million for the year ended December 31, 2024 to $3.4 million for the year ended December 31, 2025.

Our program costs for the year ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,		Change	Change
	2025	2024	$	%
Briquilimab platform	$6,727	$5,637	$1,090	19
CMO	12,912	9,500	3,412	36
CSU	12,047	10,689	1,358	13
Asthma	4,971	1,975	2,996	152
CindU	3,294	2,234	1,060	47
SCID	1,466	2,409	(943)	(39)
MDS/AML	218	1,824	(1,606)	(88)
Total program costs	$41,635	$34,268	$7,367	21

At the program level, the increase in clinical program expenses was primarily driven by higher costs related to the briquilimab platform, CMO product development and manufacturing expenses not allocated to specific programs, and the CSU, CindU, and asthma programs. Enrollment in the ETESIAN study for the asthma program, which began in late 2024, was halted in July 2025 after it was determined that the clinical material used in the study was supplied from a drug product lot under investigation due to an atypical lack of efficacy observed in two cohorts of the BEACON study, in which material from the same lot was also used. In July 2025, we discontinued the SCID program. We incurred restructuring charges of approximately $1.8 million during the year ended December 31, 2025 in connection with halting enrollment in the clinical trial for our asthma program and discontinuing the SCID program, included in research and development expenses, and we do not expect to incur significant costs related to these programs in the future. We substantially discontinued the MDS/AML program in late 2024 and do not expect to incur significant costs related to this program in the future.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, from $20.4 million for the year ended December 31, 2024 to $20.8 million for the year ended December 31, 2025. Employee payroll and related expenses increased by $0.3 million, from $11.4 million for the year ended December 31, 2024 to $11.7 million for the year ended December 31, 2025, due to increased stock-based compensation expense. Stock-based compensation expenses, included in employee payroll and related expenses, were $4.1 million and $3.7 million for the years ended December 31, 2025 and 2024, respectively. Expenses related to professional consulting services were $7.3 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively. Other expenses were $1.8 million for each of the years ended December 31, 2025 and 2024.

Total Other Income, Net

Total other income, net increased by $3.1 million, from $5.0 million for the year ended December 31, 2024 to $8.1 million for the year ended December 31, 2025.

Interest income decreased by $3.4 million, from $5.1 million for the year ended December 31, 2024 to $1.7 million for the year ended December 31, 2025, primarily due to lower cash balances invested in money market funds.

In connection with our underwritten public offering in September 2025, we issued common stock warrants, which are accounted for as liabilities at fair value, and remeasured at each reporting period until their exercise or expiration. We use Black-Scholes pricing model to estimate fair value of these warrants at each reporting date. Changes in our common stock price, volatility and estimated term may significantly impact the fair value of warrant liability. See Note 3, Fair Value Measurements, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details. The change in fair value of warrant liability of $8.5 million represents a decrease in the fair value of common stock warrants from the issuance date of September 22, 2025 to December 31, 2025.

Other expense includes $2.0 million offering costs associated with our underwritten public offering, which was closed in September 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had $28.7 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on March 19, 2025, we filed a new universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective on March 26, 2025 and superseded our prior universal shelf registration statement. As of December 31, 2025, we can sell from time to time up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for our own account in one or more offerings under the Shelf Registration Statement. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.

On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of December 31, 2025, we issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of December 31, 2025, $93.5 million remains allocated and available under the ATM Prospectus and $170.0 million remains available and unallocated under the Shelf Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $316.7 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Annual Report on Form 10-K. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of December 31, 2025.

Leases

As of December 31, 2025, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of December 31, 2025, our rent commitments under the lease agreement were $1.3 million within the next 12 months from December 31, 2025.

Stanford License Agreements

In March 2021, we entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement”). In July 2023, we entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the 2021 Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2025, and no such royalties were due as of such date and no milestones were achieved.

In December 2024, we entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement”). Pursuant to the 2024 Stanford License Agreement, we are required to pay a license issuance fee of $75,000, which was paid in January 2025, and annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. As of December 31, 2025, we recognized $25,000 related to the annual license maintenance fees as research and development expense in the statement of operations and comprehensive loss and as accounts payable in the consolidated balance sheet. As of December 31, 2024, we recognized $75,000 related to the license issue fee as research and development expense in the statement of operations and comprehensive loss and as accrued expenses and other current liabilities in the consolidated balance sheet. We are also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of December 31, 2025, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(77,161)	$(62,602)
Net cash provided by (used in) investing activities	5	(532)
Net cash provided by financing activities	34,211	47,884
Net (decrease) increase in cash and cash equivalents and restricted cash	$(42,945)	$(15,250)

Cash Flows from Operating Activities

Net cash used in operating activities was $77.2 million and $62.6 million for the years ended December 31, 2025 and 2024, respectively.

Cash used in operating activities in the year ended December 31, 2025 was primarily due to our net loss for the period of $75.8 million, partially offset by non-cash items totaling $3.6 million and a net change of $4.9 million in our net operating assets and liabilities. The non-cash amounts consisted of $6.7 million related to stock-based compensation expense, $2.0 million related to offering costs recognized as expense, $1.1 million related to depreciation and amortization expense, impairment loss of $1.1 million and $1.2 million non-cash lease expense, partially offset by change in fair value of warrant liability of $8.5 million. The changes in our net operating assets and liabilities were primarily due to an increase of $2.2 million in accounts payable and a decrease of $0.7 million in other non-current assets, offset by a decrease of $4.4 million in accrued expenses and other current liabilities, an increase of $1.8 million in prepaid expenses and other current assets, and a decrease of $1.7 million in operating lease liability.

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

Cash Flows from Investing Activities

Cash provided by investing activities was less than $0.1 million for the year ended December 31, 2025, which primarily consisted of proceeds from sales of property and equipment.

Cash used in investing activities was $0.5 million for the year ended December 31, 2024, principally consisting of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $34.2 million, which consisted of net proceeds of $27.5 million from the issuance of common stock and warrants through the underwritten offering under the Shelf Registration Statement, net proceeds of $6.5 million from the issuance and sale of shares of common stock under the ATM Offering  and proceeds from issuance of common stock pursuant to our employee stock purchase plan of $0.2 million.

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

Warrants to Purchase Common Stock

We account for issued warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met and are not subsequently remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities at fair value. The warrants are subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration.

We use the Black-Scholes pricing model to determine the fair value of warrant liability. Inputs used to determine estimated fair value of the warrant liability include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liability is the estimated term of the warrants. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value. We recorded a change in fair value of warrant liability of $8.5 million for the year ended December 31, 2025.

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

We recorded stock-based compensation expense of $6.7 million and $6.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $9.1 million of total unrecognized compensation expense, which we expect to recognize over a remaining weighted-average period of 2.50 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $28.7 million as of December 31, 2025, which consisted of checking account and money market funds. Historical fluctuations in interest rates have not been significant for us, and we believe a hypothetical 10% change in interest rates during any of the periods presented would not have had a material effect on our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We had no outstanding debt as of December 31, 2025. To minimize risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JASPER THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jasper Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jasper Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain Research and Development Expenses

As described in Note 2 to the consolidated financial statements, research and development expenses are charged to expense when incurred. As disclosed by management, research and development costs include program costs, including costs incurred under agreements with third-party contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties. The Company’s research and development expense for the year ended December 31, 2025 was $63.1 million, a majority of which relates to certain research and development expenses.

The principal consideration for our determination that performing procedures relating to certain research and development expenses is a critical audit matter is a high degree of auditor effort in performing procedures related to certain of the Company’s research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing certain research and development expenses on a sample basis by obtaining and inspecting source documents, such as the underlying third-party agreements and invoices received.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2026

We have served as the Company’s auditor since 2021.

JASPER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,692	$71,637
Prepaid expenses and other current assets	5,953	4,174
Total current assets	34,645	75,811

Property and equipment, net	102	1,875
Operating lease right-of-use assets	502	976
Restricted cash	417	417
Other non-current assets	113	820
Total assets	$35,779	$79,899
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,220	$4,027
Current portion of operating lease liabilities	1,235	1,089
Accrued expenses and other current liabilities	5,745	10,121
Total current liabilities	13,200	15,237
Non-current portion of operating lease liabilities	—	724
Warrant liability	16,164	—
Other non-current liabilities	2,264	2,264
Total liabilities	31,628	18,225

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at December 31, 2025 and 2024; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at December 31, 2025 and 2024; 27,996,819 and 15,022,122 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	2
Additional paid-in capital	320,818	302,541
Accumulated deficit	(316,670)	(240,869)
Total stockholders’ equity	4,151	61,674
Total liabilities and stockholders’ equity	$35,779	$79,899

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$63,104	$55,821
General and administrative	20,779	20,418
Total operating expenses	83,883	76,239
Loss from operations	(83,883)	(76,239)
Interest income	1,741	5,058
Change in fair value of warrant liability	8,528	—
Other expense, net	(2,187)	(88)
Total other income, net	8,082	4,970
Net loss and comprehensive loss	$(75,801)	$(71,269)
Net loss per share attributable to common stockholders, basic and diluted	$(3.95)	$(4.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	19,168,110	14,584,870

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	11,163,896	$1	$248,039	$(169,600)	$78,440
Issuance of common stock upon exercise of stock options	33,735	—	329	—	329
Issuance of common stock through underwritten offering, net of discounts and commissions and issuance costs of $3.3 million	3,900,000	1	47,194	—	47,195
Issuance of common stock pursuant to Employee Stock Purchase Plan	29,491	—	360	—	360
Forfeiture of shares subject to earnout	(105,000)	—	—	—	—
Stock-based compensation expense	—	—	6,619	—	6,619
Net loss	—	—	—	(71,269)	(71,269)
Balance as of December 31, 2024	15,022,122	2	302,541	(240,869)	61,674
Issuance of common stock and pre-funded warrants through underwritten offering, net of issuance costs of $0.4 million	11,670,707	1	4,867	—	4,868
Issuance of common stock through ATM line, net of commissions and issuance costs of $0.3 million	1,231,447	—	6,454	—	6,454
Issuance of common stock for vested restricted stock units	12,000	—	—	—	—
Issuance of common stock pursuant to Employee Stock Purchase Plan	60,543	—	243	—	243
Stock-based compensation expense	—	—	6,713	—	6,713
Net loss	—	—	—	(75,801)	(75,801)
Balance as of December 31, 2025	27,996,819	$3	$320,818	$(316,670)	$4,151

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(75,801)	$(71,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,056	1,373
Impairment of long-lived assets	1,112	—
Non-cash lease expense	1,164	491
Stock-based compensation expense	6,713	6,619
Change in fair value of warrant liability	(8,528)	—
Offering costs recognized in other expense, net	2,046	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,779)	(2,123)
Other non-current assets	707	523
Accounts payable	2,193	(122)
Accrued expenses and other current liabilities	(4,374)	2,879
Operating lease liability	(1,670)	(973)
Net cash used in operating activities	(77,161)	(62,602)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(7)	(552)
Proceeds from sales of property and equipment	12	20
Net cash provided by (used in) investing activities	5	(532)
Cash flows from financing activities
Proceeds from issuance of common stock through ATM offering, net	6,454	—
Proceeds from issuance of common stock and warrants through underwritten offering, net	27,514	47,195
Proceeds from exercise of common stock options	—	329
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	243	360
Net cash provided by financing activities	34,211	47,884
Net decrease in cash, cash equivalents and restricted cash	(42,945)	(15,250)
Cash, cash equivalents and restricted cash at beginning of the year	72,054	87,304
Cash, cash equivalents and restricted cash at end of the year	$29,109	$72,054
Supplemental and non-cash items reconciliations:
Right-of-use asset obtained in exchange for lease liabilities	$1,092	$—
Warrant liability recognized in connection with underwritten offering	$24,692	$—

The accompanying notes are an integral part of these consolidated financial statements.

JASPER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc. and its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), is a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases, such as chronic spontaneous urticaria, chronic inducible urticaria and asthma. Briquilimab has been evaluated in clinical studies in chronic spontaneous urticaria, chronic inducible urticaria and allergic asthma. The Company’s clinical development activities are currently focused on chronic urticarias, and while the clinical data generated in allergic asthma supports further development in the broader asthma population, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability. The Company has also historically explored diseases where targeting diseased hematopoietic stem cells can provide benefits, such as stem cell transplant conditioning regimens, but is currently focused on development of briquilimab in mast cell driven diseases.

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

The financial statements are consolidated for the years ended December 31, 2025 and 2024, and include the accounts of Jasper Therapeutics, Inc. and its wholly-owned subsidiary, Jasper Tx Corp, which had no operations during the periods presented.

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

The Company has incurred significant losses and negative cash flows from operations since its inception. During the years ended December 31, 2025 and 2024, the Company incurred net losses of $75.8 million and $71.3 million, respectively. During the years ended December 31, 2025 and 2024, the Company had negative operating cash flows of $77.2 million and $62.6 million, respectively. As of December 31, 2025, the Company had an accumulated deficit of $316.7 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. If the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable. As of December 31, 2025, the Company had cash and cash equivalents of $28.7 million. The Company’s management expects that the existing cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions made in the consolidated financial statements include but are not limited to, the determination of the accrued research and development expenses, the measurement of stock-based compensation expense and the valuation of warrant liability. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total amount shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$28,692	$71,637
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$29,109	$72,054

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

The Company recognized an impairment loss of $1.1 million for the year ended December 31, 2025, which was recorded in research and development and general and administrative expenses in the consolidated statements of operations and comprehensive loss in the amounts of $0.8 million and $0.3 million, respectively (see Note 16). The Company did not record any impairment of long-lived assets during the year ended December 31, 2024.

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

The Company had no finance leases as of December 31, 2025 and 2024.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, warrant liability and other non-current liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short-term maturities.

Warrants to Purchase Common Stock

The Company accounts for issued warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met and are not subsequently remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities at fair value. The warrants are subsequently remeasured at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss until exercise or expiration.

Accrued Research and Development Expenses

The Company has entered into various agreements with outsourced vendors, contract manufacturing organizations and contract research organizations. The Company makes estimates of accrued research and development expenses as of each balance sheet date based on facts and circumstances known at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments, if necessary. Research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Research and Development

The Company expenses research and development (“R&D”) expenses as incurred. R&D expenses consist primarily of personnel-related expenses, clinical trials, engineering and product development costs to support regulatory clearance of, and related regulatory compliance for, the Company’s products. Specifically, R&D expenses that support regulatory approval of, and related regulatory compliance for, the Company’s products include costs associated with the Company’s clinical trials, consisting of clinical trial design, clinical site establishment and management, clinical data management, travel expenses and the costs of products used for the Company’s clinical trials. Personnel-related expenses include salaries, benefits, bonuses and stock-based compensation of the Company’s R&D employees. Non personnel-related expenses include costs of outside consultants, testing, materials and supplies, and allocated overhead. The Company allocates overhead related to rent, facility costs, information technology and human resources costs. R&D expenses are charged to expense when incurred.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance on its deferred tax assets.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders’ equity except those resulting from distributions to stockholders. There have been no items qualifying as other comprehensive income (loss) during the years ended December 31, 2025 and 2024, and therefore, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. The Pre-Funded Warrants (see Note 7) are included in the computation of basic net loss per share because their exercise price is negligible and they are fully vested and exercisable at any time after the original issuance date. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the restricted stock units, the Public Warrants (see Note 9), the Common Warrants (see Note 7) and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the Common Warrants to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. For the years ended December 31, 2025 and 2024, the diluted net loss per common share was the same as basic net loss per share of common stock, as the impact of potentially dilutive securities was antidilutive to the net loss per common share. The performance restricted stock units are contingently issuable shares and are not included in the diluted net loss per share calculation until contingencies are resolved.

Segment Reporting

The Company has one reportable and operating segment. Financial information about the Company’s operating segment is presented in Note 15.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU No. 2023-09 as of December 31, 2025 on a prospective basis. Additional required disclosures have been included in Note 12.

Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832). This ASU provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. ASU No. 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting: Narrow-Scope Improvements (Topic 270). This ASU improves clarity for interim financial reporting requirements under the existing guidance within ASC Topic 270, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Annual Report on Form 10-K. ASU No. 2025-11 is effective for interim reporting for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU to its consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of December 31, 2025 and 2024.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. As of December 31, 2025, the Company’s Level 3 liabilities consisted of the warrant liability. The Company had no financial instruments classified at Level 3 as of December 31, 2024.

There were no transfers within the hierarchy during the years ended December 31, 2025 and 2024.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$27,692	$—	$—	$27,692
Total fair value of assets	$27,692	$—	$—	$27,692

Financial liabilities
Warrant liability	$—	$—	$16,164	$16,164
Total fair value of financial liabilities	$—	$—	$16,164	$16,164

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$70,637	$—	$—	$70,637
Total fair value of assets	$70,637	$—	$—	$70,637

During the year ended December 31, 2025, the changes in the Company’s warrant liability were as follows (in thousands):

Warrant Liability
Fair Value as of December 31, 2024	$—
Issuance of warrants	24,692
Change in the fair value	(8,528)
Fair Value as of December 31, 2025	$16,164

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

The key inputs into valuation models used to estimate the fair value of the warrant liability as of September 22, 2025, the issuance date, and as of December 31, 2025 were as follows:

	December 31,	September 22,
	2025	2025
Common stock price	$1.83	$2.59
Expected term (in years)	4.22	4.5
Expected volatility	113.30%	113.00%
Risk-free interest rate	3.66%	3.58%

NOTE 4. CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	December 31,
	2025	2024
Research and development prepaid expenses	$4,320	$2,604
Prepaid insurance	866	784
Prepaid travel expenses	103	140
Other prepaid expenses and current assets	664	646
Total	$5,953	$4,174

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$2,711	$2,711
Lab equipment	1,513	2,049
Office furniture & fixtures	522	522
Computer equipment	170	310
Capitalized software	—	90
Property and equipment, gross	4,916	5,682
Less: accumulated depreciation and amortization	(4,814)	(3,807)
Property and equipment, net	$102	$1,875

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $1.1 million and $1.4 million, respectively.

In December 2025, the Company reviewed its long-lived assets for impairment and recognized an impairment loss of $0.7 million to write off certain property and equipment assets to zero, as these assets were abandoned after the Company’s restructuring of its research and development organization in the fourth quarter of 2025 (see Note 16). The impairment loss of $0.6 million and $0.1 million were recorded in research and development and general and administrative expenses, respectively, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	December 31,
	2025	2024
Research and development accrued expenses	$3,775	$6,424
Accrued employee and related compensation expenses	1,589	3,100
Accrued legal and professional expenses	261	178
Other	120	419
Total	$5,745	$10,121

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The award is payable to the Company upon achievement of milestones that are primarily based on patient enrollment in the Company’s clinical trials. CIRM could permanently cease disbursements if milestones are not met within four months of the scheduled completion date. Additionally, if CIRM determines, in its sole discretion, that the Company has not complied with the terms and conditions of the grant, CIRM may suspend or permanently cease disbursements. Funds received under this grant may only be used for allowable project costs specifically identified with the CIRM-funded project. Such costs can include, but are not limited to, salary for personnel, itemized supplies, consultants, and itemized clinical study costs. Under the terms of the grant, both CIRM and the Company will co-fund the research project and the amount of the Company’s co-funding requirement is predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded inventions per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in Accounting Standards Codification Topic 958-605 by analogy. The Company has received an aggregate of $2.3 million from CIRM through December 31, 2025. As of December 31, 2025, the CIRM grant has been closed and there are no further amounts available for future distribution to the Company under the grant. As of each of December 31, 2025 and 2024, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the consolidated balance sheets.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company paid $35,000 in annual license maintenance fees in each of April 2025 and March 2024, which were recognized as research and development expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

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

The Company was obligated to pay a license issue fee of $75,000, following the execution of the agreement, which was paid in January 2025. The Company is also obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement, as follows: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. The Company is also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. The Company will pay low single-digit royalties on net sales of licensed products, if approved. The Company will pay Stanford a portion of sublicensee consideration if a sublicense is granted. As of December 31, 2025, the Company recognized $25,000 related to the annual license maintenance fee as research and development expense in the statement of operations and comprehensive loss and as accounts payable in the consolidated balance sheet. As of December 31, 2024, the Company recognized $75,000 related to the license issue fee as research and development expense in the statement of operations and comprehensive loss and as accrued expenses and other current liabilities in the consolidated balance sheet.

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

The Company concluded that the Pre-Funded Warrants met the equity indexation criteria and the Pre-Funded Warrants are therefore accounted for in stockholders’ equity. The Company recorded $0.3 million to additional paid-in capital upon issuance of the Pre-Funded Warrants.

As of December 31, 2025, none of the Pre-Funded Warrants have been exercised.

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

The Company concluded that the Common Warrants did not meet the equity indexation criteria due to the certain inputs to estimate the number of shares issuable in a Fundamental Transaction and the Common Warrants are therefore accounted for as liabilities. The Company recorded $24.7 million to warrant liability upon issuance of the outstanding Common Warrants. The Company estimated fair value of the Common Warrants at the issuance date using the Black-Scholes valuation model and will remeasure the liability at each reporting date. The Company recorded a change in fair value of warrant liability of $8.5 million in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2025. Refer to Note 3 for assumptions used to estimate the Common Warrants fair value.

As of December 31, 2025, none of the Common Warrants have been exercised.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of December 31, 2025, the Company leased approximately 25,900 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

In December 2025, in connection with the cessation of the Company’s vivarium operations and consolidation of personnel office space, the Company ceased use of a portion of its leased headquarters space. As a result, the right-of-use asset associated with that lease was impaired and the Company recognized an impairment loss of $0.4 million for the year ended December 31, 2025, recorded in research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss in the amounts of $0.2 million each.

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

The components of lease costs, which were included in the Company’s consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Year ended December 31,
	2025	2024
Lease cost
Operating lease cost	$1,314	$672
Short-term lease cost	169	354
Variable lease cost	674	438
Total lease cost	$2,157	$1,464

Supplemental information related to the Company’s operating leases is as follows:

	Year ended December 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$1,823	$1,153
Weighted average remaining lease term (years)	0.64	1.61
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of December 31, 2025 (in thousands):

Amount
Year Ending December 31, 2026	$1,260
Total undiscounted lease payments	1,260
Less imputed interest	(25)
Total discounted lease payments	1,235
Less current portion of lease liability	(1,235)
Noncurrent portion of lease liability	$—

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of December 31, 2025, and no royalties were due as of such date. The Company paid $35,000 in annual license maintenance fees in each of April 2025 and March 2024, which were recognized as a research and development expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. As of December 31, 2025, the Company recognized $25,000 related to the annual license maintenance fee as research and development expense in the statement of operations and comprehensive loss and as accounts payable in the consolidated balance sheet. All products were in development as of December 31, 2025, and no royalties were due as of such date. As of December 31, 2025, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against us and certain of the Company’s current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical trials of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ responses to that amended complaint are due on or about April 20, 2026.

In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California , and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899).  The derivative complaints name as defendants certain of the Company’s current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions.  The Company believes the claims raised in these lawsuits are without merit, and intends to defend these matters vigorously.  However, there can be no assurance that the Company will prevail.  The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the Company’s financial statements as of and for the year ended December 31, 2025. Regardless of outcome, litigation can have an adverse impact on the Company due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

The Company believes that it is not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025 and 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 27,996,819 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of December 31, 2025.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. There were no outstanding shares of non-voting common stock as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had common stock reserved for future issuance as follows:

	December 31,
	2025	2024
Outstanding and issued common stock options	2,246,206	1,628,378
Outstanding and issued restricted stock units	198,900	—
Outstanding and issued performance-based restricted stock units	20,000	20,000
Shares issuable upon exercise of Public Warrants (1)	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	—
Shares issuable upon exercise of Pre-Funded Warrants	675,000	—
Shares available for grant under Equity Incentive Plans	843,360	1,791,291
Shares available for grant under Employee Stock Purchase Plans	920,827	981,370
Shares available for grant under 2022 Inducement Equity Incentive Plan	132,769	16,885
Total shares of common stock reserved	17,882,755	4,937,910

(1)	The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Public Warrants”). A holder may purchase one share of the Company’s common stock for every ten Public Warrants at an exercise price of $115.00 per share. The Public Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Public Warrants were reclassified to equity in January 2023.

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

On March 19, 2025, the Company filed a new shelf registration statement on Form S-3 (the “New S-3”) with the SEC, which was declared effective on March 26, 2025 and superseded the Prior S-3. As of December 31, 2025, the Company can sell up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities in one or more offerings under the New S-3. The terms of any offering under the New S-3 will be established at the time of such offering and will be described in a prospectus supplement to the New S-3 filed with the SEC prior to the completion of any such offering.

ATM Offerings

On March 19, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, the Company filed with the SEC a prospectus under the New S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of December 31, 2025, the Company issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

As of December 31, 2025, $93.5 million remained available under the ATM Prospectus.

Underwritten Offerings

In February 2024, the Company entered into an underwriting agreement with Cowen and Company, LLC and Evercore Group L.L.C., as the representatives of the several underwriters named therein, related to an underwritten offering under the Prior S-3 of 3,900,000 shares of common stock. The Company received net proceeds of $47.2 million.

On September 18, 2025, the Company entered into an underwriting agreement with TD Securities (USA) LLC as the representative of the several underwriters, relating to an underwritten public offering under the New S-3 of an aggregate of 11,670,707 shares of common stock, Pre-Funded Warrants to purchase 675,000 shares of common stock and Common Warrants to purchase 12,345,707 shares of common stock. The Company received net proceeds of $27.5 million.

As of December 31, 2025, $170.0 million remained available and unallocated under the New S-3.

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

As of December 31, 2025, 2,750,719 shares were reserved for issuance under the 2024 Plan, of which 843,360 shares were available for future grant and 1,907,359 shares were subject to outstanding options and RSUs, including performance-based awards of 50,894 shares. As of December 31, 2025, options to purchase 140,516 shares of common stock remained outstanding and unexercised, and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of December 31, 2025, 29,802 shares have been issued under the 2021 ESPP and 79,173 shares have been issued under the 2024 ESPP. As of December 31, 2025, 1,000,000 shares were reserved under the 2024 ESPP and 920,827 shares were available for future issuance. As of December 31, 2025, 550,000 shares were reserved for issuance under the 2022 Inducement Plan, of which 132,769 shares were available for future grant and 417,231 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Plan, the 2022 Inducement Plan and the 2019 EIP for the year ended December 31, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	1,628,378	$19.79	8.31	$6,608
Options granted	1,269,200	$5.95
Options cancelled/forfeited	(651,372)	$13.75
Balance, December 31, 2025	2,246,206	$13.72	4.81	$—
Vested and expected to vest, December 31, 2025	2,246,206	$13.72	4.81	$—
Exercisable, December 31, 2025	906,750	$20.32	3.89	$—

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of the options exercised during the year ended December 31, 2024 was $0.5 million. No options were exercised during the year ended December 31, 2025.

The total fair value of options that vested during the years ended December 31, 2025 and 2024 was $7.5 million and $5.5 million, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $4.73 and $16.89 per share, respectively.

Unamortized stock-based compensation expense as of December 31, 2025 was $8.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance-Based Stock Options

The following table provides a summary of performance-based stock options activity under the 2024 Plan and the 2021 Plan during the year ended December 31, 2025:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2024	45,894	13.95	6.04	$438
Options forfeited	(15,000)	27.60
Balance, December 31, 2025	30,894	7.33	4.43	—
Vested and expected to vest, December 31, 2025	30,894	7.33	4.43	—
Exercisable, December 31, 2025	30,894	7.33	4.43	—

Restricted Stock Units (RSUs)

The following table provides a summary of RSU activity under the 2024 Plan during the year ended December 31, 2025:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2024	—	$—
Granted	275,250	$6.00
Vested	(12,000)	$5.94
Forfeited	(64,350)	$6.00
Unvested restricted stock units at December 31, 2025	198,900	$6.00

Performance Restricted Stock Units (PSUs)

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

The was no PSU activities during the year ended December 31, 2025. As of December 31, 2025 and 2024, the Company has unvested outstanding PSUs for 20,000 shares with the weighted-average grant date fair value of $21.90 per share.

Employee Stock Purchase Plans

The Company issued 60,543 and 29,491 shares of common stock under the 2024 ESPP and 2021 ESPP during the years ended December 31, 2025 and 2024, respectively, and recognized $0.5 million and $0.2 million compensation expense related to the 2024 ESPP and 2021 ESPP during the years ended December 31, 2025 and 2024, respectively. There was no unamortized stock-based compensation for shares issuable under the 2021 ESPP as of December 31, 2025. There was $0.2 million unamortized stock-based compensation for shares issuable under the 2024 ESPP as of December 31, 2025, which is expected to be recognized over a weighted-average period of 1.9 years. The Company recorded less than $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of December 31, 2025.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$4,718	$4,580
Research and development	1,995	2,039
Total	$6,713	$6,619

The Company recognized $0.2 million and $0.5 million of stock-based compensation expense related to performance-based options, PSUs and RSUs during the years ended December 31, 2025 and 2024, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024
Expected term (in years)	5.27 – 6.08	5.50 – 6.08
Expected volatility	97.37% – 99.81%	95.80% – 123.10%
Risk-free interest rate	3.82% – 4.35%	3.63% – 4.50%
Expected dividend yield	—	—

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

Valuation of ESPP Awards

The grant date fair value of ESPP awards granted under the 2024 ESPP was estimated using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024
Expected term (in years)	0.49 – 2.00	0.38 – 2.00
Expected volatility	104.93% – 155.78%	67.74% – 154.96%
Risk-free interest rate	3.54% – 4.31%	4.13% –5.36%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(75,801)	$(71,269)
Denominator:
Weighted average common shares outstanding	19,168,110	14,661,468
Less: Shares subject to earnout	—	(76,598)
Weighted average shares used to compute basic and diluted net loss per share	19,168,110	14,584,870

Net loss per share attributable to common stockholders – basic and diluted	$(3.95)	$(4.89)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	December 31,
	2025	2024
Outstanding and issued common stock options	2,246,206	1,628,378
Outstanding and issued restricted stock units	198,900	—
Shares issuable upon exercise of Public Warrants	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	—
Unvested performance-based restricted stock units	20,000	20,000
Total	15,310,799	2,148,364

NOTE 12. INCOME TAXES

During the years ended December 31, 2025 and 2024, the Company did not incur any tax expense or benefit as the Company operated with taxable losses and provided a full valuation allowance.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09:

	Year Ended December 31,
	2025
Tax at the federal statutory rate	$(15,918)	21.00%
Nondeductible items
Stock-based compensation	1,178	(1.55)
Change in fair value of warrant liability	(1,791)	2.36
Other permanent differences	32	(0.05)
Research and development credits	(1,308)	1.73
Change in valuation allowance	17,807	(23.49)
State taxes	—	—
Provision for income taxes	$—	—

The following table presents a reconciliation of the income tax expense computed at the statutory federal rate and the Company’s income tax expense for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Federal statutory tax rate	$(14,966)
State taxes	(2)
Research and development credits	(1,492)
Stock-based compensation	986
Other permanent differences	353
Change in valuation allowance	15,123
Provision for income taxes	$2

Significant components of the Company’s net deferred tax assets (liabilities) as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other	$242	$479
Intangibles	286	287
Net operating losses	48,712	31,820
Research and development credits	7,079	6,031
Stock-based compensation	1,371	1,146
Lease liability	259	382
Section 195 start-up amortization	193	211
Capitalized section 174	19,112	21,128
Other	542	340
Total deferred tax assets	77,796	61,824
Valuation allowance	(77,691)	(61,590)
Total net deferred tax assets	105	234
Deferred tax liabilities:
Right-of-use asset	(105)	(206)
Fixed assets	—	(28)
Total deferred tax liabilities	(105)	(234)
Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company believes that, based on a number of factors such as the history of operating losses, it is more likely than not that the deferred tax assets will not be fully realized, such that a full valuation allowance has been recorded. The valuation allowance increased by $16.1 million and $15.1 million for the years ended December 31, 2025 and 2024, respectively.

The following table sets forth the Company’s federal and state net operating loss carryforwards as of December 31, 2025 (in thousands):

	Amount	Expiration Years
Net operating losses, Federal	$210,421	Do not expire
Net operating losses, states primarily California	$64,946	2038-2042
Tax credits, Federal	$6,630	2040-2045
Tax credits, state	$4,680	N/A

As of December 31, 2025, the Company had research and development credit carryforwards of approximately $2.1 million and $1.4 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal research and development credit carryforwards begin expiring in 2040, and California credits carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the periods ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$3,059	$2,420
Additions based on tax positions related to current year	709	639
Lapse of the applicable statute of limitations	(90)	—
Balance at end of year	$3,678	$3,059

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during tax year 2025 and 2024.

The Company is subject to examination by the United States federal and state tax authorities for the tax years 2022 and later. State income tax returns are generally subject to examination for a period of four years after filing of the respective return. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. No income tax returns are currently under examination by taxing authorities.

On July 4, 2025, new legislation was enacted in the United States which includes significant provisions, including, but not limited to, modifications of capitalization of research and development expenses and accelerated fixed asset depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of new legislation and determined that it does not have a material impact on the Company’s consolidated financial statements.

NOTE 13. 401(K) SAVINGS PLAN

The Company has a retirement and savings plan under Section 401(k) of the IRC (the “401(k) Plan”), covering all U.S. employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The Company may make contributions to the 401(k) Plan at its discretion. $0.2 million contributions were made to the 401(k) Plan by the Company for each of the years ended December 31, 2025 and 2024.

NOTE 14. RELATED PARTIES

The Company entered into consulting agreements with two founders, one of whom is also a member of the Company’s Board of Directors (the “Board”), and each of whom also received founders’ common stock shares for services and assigned patents. The Company recorded $0.3 million for advisory and consulting services performed by Professor Judith Shizuru, one of the founders of the Company and a member of the Board, as research and development expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. No expense was recorded for advisory and consulting services performed by Dr. Shizuru during the year ended December 31, 2025.

The Company recorded $0.1 million in accounts payable and accrued expenses related to advisory and consulting services performed by Dr. Shizuru as of December 31, 2024, and no expenses were recorded in accounts payable and accrued expenses as of December 31, 2025. Also, the Company’s Licensed Technology from Stanford (see Note 6) was created in the Stanford laboratory of Dr. Shizuru.

In the first quarter of 2024, a senior executive of the Company joined the board of directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the years ended December 31, 2025 and 2024, the Company incurred $0.9 million and $1.4 million, respectively, for various information technology support services performed by this service provider. As of December 31, 2025 and 2024, there was $0.1 million and less than $0.1 million, respectively, of accounts payable recognized in the consolidated balance sheets.

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

In addition to the significant expense categories included within net loss presented in the Company’s consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses:

	Year Ended December 31,
	2025	2024
Personnel-related costs	$27,497	$27,615
Facilities and overhead costs	14,751	14,356

Program costs
Briquilimab platform	6,727	5,637
CMO	12,912	9,500
CSU	12,047	10,689
Asthma	4,971	1,975
CIndU	3,294	2,234
SCID	1,466	2,409
MDS/AML	218	1,824
Total program costs	41,635	34,268
Total operating expense	83,883	76,239
Other income, net	8,082	4,970
Net loss	$(75,801)	$(71,269)

All long-lived assets are located in the United States.

NOTE 16. RESTRUCTURING

In July 2025, the Company implemented and substantially completed a corporate reorganization to extend its cash runway, including a workforce reduction of approximately 50% of its workforce, representing 22 employees. In connection with this corporate reorganization, the Company refined its operating plan to focus on its briquilimab clinical development programs in chronic urticaria and halted enrollment in its Phase 1b asthma study and discontinued its other clinical and preclinical programs. As a result, management performed a long-lived assets impairment assessment and concluded that no impairment charges were necessary at the time. The total cost related to the workforce reduction was approximately $2.3 million, primarily related to severance payments.

In December 2025, the Board approved a plan to cease operations of the Company’s vivarium and to terminate three research personnel associated with those operations. The Company determined that certain fixed assets and its right-of-use asset related to those operations were abandoned. Accordingly, the Company recognized an impairment loss of $1.1 million.

The restructuring and impairment charges are included in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025, as follows (in thousands):

	Restructuring cost	Impairment loss
Research and development	$1,780	$806
General and administrative	473	306
Total	$2,253	$1,112

NOTE 17. SUBSEQUENT EVENTS

In January 2026, Ron Martell ceased serving as the Company’s Chief Executive Officer and President. Pursuant to the Amended and Restated Employment Agreement, dated as of June 10, 2024, between the Company and Mr. Martell (the “Martell Employment Agreement”), Mr. Martell’s departure from the Company constitutes a termination without Cause (as defined in the Martell Employment Agreement), and, in accordance therewith, Mr. Martell will be entitled to receive an amount equal to 18 months of his base salary, payable in accordance with the Company’s payroll cycle, and the Company shall pay COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months.

Jeet Mahal, the Company’s Chief Operating Officer, was appointed as the Company’s Chief Executive Officer and President. In connection with this appointment, Mr. Mahal’s annualized salary was increased to $600,000 and he will be eligible to receive an annual performance bonus of up to 50% of his base salary.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated in this report by reference. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	001-39138	6/8/2023	3.1
3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	001-39138	1/3/2024	3.1
3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	001-39138	2/17/2023	3.1
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-39138	9/19/2025	4.1
4.4	Form of Common Warrant.	8-K	001-39138	9/19/2025	4.2
4.5*	Description of Securities of Jasper Therapeutics, Inc.
10.1	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan	8-K	001-39138	9/29/2021	10.3
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.3
10.4#	Form of Stock Option Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.4
10.5#	Form of Restricted Stock Unit Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.5
10.6#	Form of Restricted Stock Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.6
10.7#	Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	333-280039	6/7/2024	4.7

10.8#	Jasper Therapeutics, Inc. 2022 Amended and Restated Inducement Equity Incentive Plan.	8-K	001-39138	6/8/2023	10.1
10.9#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	333-263702	3/18/2022	10.6
10.10#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	333-263702	3/18/2022	10.7
10.11#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.12#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	6/12/2024	10.3
10.13#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Herb Cross.	8-K	001-39138	6/12/2024	10.4
10.14#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	6/12/2024	10.5
10.15#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.16#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.	10-K	001-39138	2/28/2025	10.17
10.17#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.18^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13
10.19	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.20^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.21^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.22^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.23^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.24^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.25^	Amendment No. 1 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.	10-Q	001-39138	8/11/2023	10.2
10.26^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.27^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.28^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.29^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.30	Open Market Sale AgreementSM, dated as of March 19, 2025, by and between Jasper Therapeutics, Inc. and Jefferies LLC.	S-3	333-285914	3/19/2025	1.2
19.1	Jasper Therapeutics, Inc. Insider Trading Policy.	10-K	001-39138	2/28/2025	19.1
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Jasper Therapeutics, Inc. Clawback Policy	10-K	001-39138	3/5/2024	97
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026	JASPER THERAPEUTICS, INC.

	By:	/s/ Jeet Mahal
Jeet Mahal Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeet Mahal	President, Chief Executive Officer and Director	March 30, 2026
Jeet Mahal	(Principal Executive Officer)

/s/ Herb Cross	Chief Financial Officer	March 30, 2026
Herb Cross	(Principal Accounting and Financial Officer)

/s/ Thomas G. Wiggans	Chairperson of the Board	March 30, 2026
Thomas G. Wiggans

/s/ Scott Brun, M.D.	Director	March 30, 2026
Scott Brun, M.D.

/s/ Vishal Kapoor	Director	March 30, 2026
Vishal Kapoor

/s/ Svetlana Lucas, Ph.D.	Director	March 30, 2026
Svetlana Lucas, Ph.D.

/s/ Christian W. Nolet	Director	March 30, 2026
Christian W. Nolet

/s/ Judith Shizuru, M.D., Ph.D.	Director	March 30, 2026
Judith Shizuru, M.D., Ph.D.

/s/ Kurt von Emster	Director	March 30, 2026
Kurt von Emster