Form 10-K/A
period 2025-12-31
Jasper Therapeutics, Inc.
filed 2026-04-30
CIK 1788028

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Jasper Therapeutics, Inc. (“Jasper,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K” and as amended, the “Annual Report”).

The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and restated in its entirety to include the currently dated certifications of the Company’s principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, this Amendment does not include the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure contained therein to reflect any events that occurred subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing date of the Original Form 10-K. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain biographical and other information regarding our executive officers and directors as of April 30, 2026.

Name	Age	Position(s)
Executive Officers and Employee Directors:
Jeet Mahal	54	President, Chief Executive Officer and Director
Herb Cross	54	Chief Financial Officer and Corporate Secretary
Non-Employee Directors:
Tom Wiggans	74	Executive Chairperson
Scott Brun, M.D.(2)(4)	58	Director*
Vishal Kapoor(1)(2)(3)	50	Director*
Svetlana Lucas, Ph.D.(1)	54	Director*
Christian Nolet(2)(3)	69	Director*
Judith Shizuru, M.D., Ph.D.(4)	70	Director
Kurt von Emster(1)(2)(3)(4)	58	Director*

(1)	Member of the Nominating and Corporate Governance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
(4)	Member of the Research and Development Committee
*	Independent Director

Executive Officers and Employee Directors

Jeet Mahal. Mr. Mahal has served as our President, Chief Executive Officer and a member of our Board of Directors (“Board”) since January 2026. Prior to that, Mr. Mahal served as our Chief Operating Officer from March 2022. He served as our Chief Financial Officer and Corporate Secretary from September 2021 to September 2023 and as our Chief Business Officer from September 2021 to March 2022. Prior to that, Mr. Mahal had served as our Chief Financial and Business Officer since December 2019. Prior to joining our Company, Mr. Mahal worked at Portola Pharmaceuticals, Inc. from August 2008 to December 2019, where Mr. Mahal held a number of positions of increasing leadership, most recently as Vice President, Strategic Marketing from January 2019 to December 2019 and Vice President, Business Development from February 2013 to December 2018. While at Portola Pharmaceuticals, Inc., Mr. Mahal led the execution of multiple business development partnerships for Andexxa®, Bevyxxa® and cerdulatinib. Mr. Mahal also played a key role in the company’s equity financings, including its initial public offering and multiple royalty transactions. Earlier in his career, from January 2006 to September 2008, Mr. Mahal was Director, Business and New Product Development, at Johnson & Johnson on the cardiovascular in-licensing and Xarelto® product development teams. Mr. Mahal started his career in the drug development laboratories at COR Therapeutics. Mr. Mahal holds a Bachelor’s degree in Molecular and Cell Biology from U.C. Berkeley, a Master’s degree in Engineering from North Carolina State University, a Master’s degree in Molecular and Cell Biology from the Illinois Institute of Technology and an MBA from Duke University. We believe that Mr. Mahal is qualified to serve as a member of our Board because of his depth of experience in oncology and cell therapy development and commercialization, as well as deep relationships across the industry.

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

Non-Employee Directors

Tom Wiggans. Mr. Wiggans has served as a member of our Board since November 2023. He was appointed as Executive Chairperson of the Board in January 2026 and served as Chairperson of the Board from November 2023 until his appointment as Executive Chairperson. He most recently served as the Chief Executive Officer and chair of the board of directors of Pardes Biosciences, Inc. (Nasdaq: PRDS) from March 2022 until its merger with MediPacific, Inc. in August 2023. Mr. Wiggans founded Dermira, Inc. (Nasdaq: DERM) in August 2010, and served as its Chief Executive Officer and a member of its board of directors from August 2010 and as the chairman of its board of directors from April 2014 until Dermira’s acquisition by Eli Lilly and Company in 2020. From October 2007, Mr. Wiggans served as chairman of the board of directors of Peplin, Inc. and in August 2008, he became its Chief Executive Officer, serving in these positions until Peplin’s acquisition by LEO Pharma Inc. in November 2009. Previously, Mr. Wiggans served as chief executive officer of Connetics USA from 1994, and as chairman of the board of directors of Connetics from January 2006 until December 2006 when Connetics was acquired by Stiefel Laboratories, Inc. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares-Serono S.A. in various management positions, including as President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly and Company. He currently serves on the board of directors of Annexon, Inc. (Nasdaq: ANNX), a position he has held since February 2017. Mr. Wiggans has previously served on the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Cymabay Therapeutics, Inc. (Nasdaq: CBAY) from April 2021 until its acquisition by Gilead Sciences, Inc. in March 2024, Onyx Pharmaceuticals Inc. from March 2005 until its acquisition by Amgen Inc. in October 2013, Sangamo Biosciences, Inc. from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012, Forma Therapeutics Holdings, Inc. from September 2020 until its acquisition by Novo Nordisk A/S in October 2022, and as chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer Inc. in December 2011. Mr. Wiggans was instrumental in the formation of the Biotechnology Industry Organization and served as a member of its board of directors for many years. He is currently a member of the Board of Trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. We believe that Mr. Wiggans is qualified to serve as a member of our Board because of his leadership and business and product development expertise, as well as his extensive experience in the pharmaceutical and therapeutics industry at both the executive and board level.

Scott Brun, M.D. Dr. Brun has served as a member of our Board since June 2023. Dr. Brun is currently President at Gold Mast Consulting, LLC, an advisory firm he founded in 2019 to provide technical advice and strategic guidance related to biopharmaceutical research and development, pipeline portfolio management, commercialization of new therapeutics and strategic communications related to R&D activities. Dr. Brun serves as a Venture Partner at Abingworth LLP and as a member of the Strategic Advisory Board of Galapagos NV. Prior to his current roles, Dr. Brun had two decades of experience in various leadership roles at AbbVie, Inc., including 15 years at the predecessor company, Abbott Laboratories. The majority of his career has been focused on leading teams and clinical development organizations across a broad variety of therapeutic areas including autoimmune, neurologic and renal, among others. He was most recently Corporate Vice President of Scientific Affairs and Head of AbbVie Ventures, a corporate venture fund responsible for investment opportunities within AbbVie’s R&D therapeutic areas as well as technology platforms of interest from March 2016 to March 2019. Previously, Dr. Brun served as Corporate Vice President and Head of Pharmaceutical Development at AbbVie from November 2013 to March 2016. During his tenure at AbbVie, Dr. Brun oversaw a global organization with responsibilities for AbbVie’s entire portfolio of early-and late-stage clinical pre-registration pipeline compounds as well as marketed compounds within oncology, neurology, immunology, renal, infectious disease, and women’s and men’s health therapeutic areas. Prior to joining AbbVie, Dr. Brun spent over 15 years at Abbott Laboratories, where he held positions of increasing leadership responsibility in drug development within the R&D organization. Dr. Brun is a member of the boards of directors of Atsena Therapeutics and Trishula Therapeutics, Inc., both private, clinical-stage biopharmaceutical companies, Forte Biosciences, Inc. (Nasdaq: FBRX), a clinical-stage company focused on autoimmune diseases, and Cabaletta Bio, Inc. (Nasdaq: CABA), a clinical-stage biotechnology company focused on the discovery and development of engineered T cell therapies for autoimmune diseases. Previously, Dr. Brun served as a Senior Advisor to the business development team at Horizon Therapeutics plc (Nasdaq: HZNP) from 2020 to 2023. Dr. Brun received his B.S. in Biochemistry from the University of Illinois at Urbana-Champaign and earned his M.D. from the Johns Hopkins University School of Medicine. He completed his residency in ophthalmology at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. We believe that Dr. Brun is qualified to serve as a member of our Board because of his extensive background in research, development and commercialization of product candidates, as well as his current and prior service with pharmaceutical and biotechnology companies on matters pertaining to strategy and operations.

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

Svetlana Lucas, Ph.D. Dr. Lucas has served as a member of our Board since June 2024. Dr. Lucas has served as the Chief Business Officer at Scribe Therapeutics Inc., a genetic medicine company, since June 2019, where she established multiple strategic collaborations with pharmaceutical companies, including Sanofi and Prevail Therapeutics, a subsidiary of Eli Lilly and Company. Previously, she served as Senior Vice President, Business Development at Tizona Therapeutics, Inc. (“Tizona”), a clinical-stage immunotherapy company, from January 2019 to June 2019, and prior to that as Vice President, Business Development from June 2015 to January 2019, where she was responsible for the company’s business development strategy and transactions, including a global strategic collaboration with AbbVie Inc. Before joining Tizona, Dr. Lucas was Head of Oncology and Inflammation External R&D Team at Amgen Inc. from August 2014 to July 2015 where she oversaw business development activities, including Amgen’s strategic cancer immunotherapy research collaboration and licensing agreement with Kite Pharma, and collaborated with Amgen Ventures on several investments in oncology and inflammation. Dr. Lucas joined Amgen following the acquisition of Onyx Pharmaceuticals, Inc., where she served as a Director, Corporate Development from September 2012 to August 2014 and spearheaded the company’s oncology partnering strategy and due diligence of new opportunities. She held positions of increasing responsibility in strategy, business development, and strategic marketing at Amgen from January 2003 to September 2005, PDL BioPharma/Facet Biotech (acquired by Abbvie) from September 2005 to July 2010, and XOMA Corporation from July 2010 to September 2012. From February 2001 to January 2003, Dr. Lucas was a strategy consultant in the Life Sciences practice of McKinsey & Company, Inc. She received her undergraduate degree in Biology from Moscow State University, and her Ph.D. in Molecular Biology and Biochemistry from the California Institute of Technology. Dr. Lucas has served on the board of directors of aTyr Pharma, Inc. (Nasdaq: ATYR) since June 2019 and as an advisor to Radar Therapeutics since October 2023. We believe that Dr. Lucas is qualified to serve as a member of our Board due to her extensive business development experience in the biotherapeutics industry.

Christian W. Nolet. Mr. Nolet has served as a member of our Board since September 2021. Mr. Nolet has more than 45 years of experience in various leadership roles in the audit services profession and in the life sciences industry. Mr. Nolet was an audit partner at Ernst & Young LLP (“EY”), a professional services firm, from November 2001 to June 2019. While at EY, Mr. Nolet led the West EY Life Sciences Industry Group. He served on both the Executive Committee and Finance Committee (Chair) of the California Life Sciences industry association from 2000 through February 2024. Mr. Nolet was also a member of the Finance & Investment Committee and Emerging Companies Section of BIO (the Biotechnology Innovation Organization). Prior to EY, Mr. Nolet was a partner at PricewaterhouseCoopers LLP from 1991 to 2001. Mr. Nolet holds a B.S. in Accounting from San Diego State University and is a retired Certified Public Accountant in California. Mr. Nolet has served on the board of directors of Revance Therapeutics, Inc. (Nasdaq: RVNC) from July 2019 to its acquisition in February 2025, and currently serves on the board of directors of ArriVent Biopharma, Inc. (Nasdaq: AVBP) since September 2023. He was previously on the board of directors of PolarityTE, Inc. (Nasdaq: PTE) from April 2020 to January 2023 and on the board of directors of Ambrx Biopharma Inc. (Nasdaq: AMAM) from January 2021 to November 2021. Mr. Nolet also served on the board of directors of Viela Bio, Inc. (Nasdaq: VIE) from August 2019 until it was acquired in March 2021. We believe that Mr. Nolet is qualified to serve as a member of our Board because of his experience with multiple life sciences companies ranging from growing venture-capital-backed start-ups to Fortune 100 companies, and his financial expertise as a former audit partner and retired California Certified Public Accountant.

Judith Shizuru, M.D., Ph.D. Dr. Shizuru has served as a member of our Board since September 2021. Dr. Shizuru is our scientific co-founder and served as a member of the board of directors of our Company prior to the merger with Amplitude Healthcare Acquisition Corporation (the “Pre-Merger Board”) from March 2018 to September 2021 and as Chair of its Scientific Advisory Board from December 2019 to September 2024. Dr. Shizuru is a Professor of Medicine (Blood and Marrow Transplantation) and Pediatrics (Stem Cell Transplantation) at Stanford. Dr. Shizuru is a member of the Stanford Blood and Marrow Transplantation and Cellular Therapy (“BMT-CT”) faculty, the Stanford Immunology Program, the Stanford Cancer Institute and the Institute for Stem Cell Biology and Regenerative Medicine. Dr. Shizuru received a Bachelor’s degree from Bennington College and an M.D. and Ph.D. from the Stanford University School of Medicine. She trained as a resident in adult internal medicine at the University of California, San Francisco, and in the sub-specialty of hematology at Stanford. Dr. Shizuru has been attending on the Stanford BMT-CT clinical service since 1997, and she oversees a research laboratory. Her laboratory is focused on understanding the cellular and molecular basis of resistance to engraftment of transplanted allogeneic hematopoietic cells, and the way in which bone marrow grafts modify immune responses including the induction of immune tolerance. Dr. Shizuru’s laboratory has developed the translational science of anti-CD117 antibodies, and was the first to advance an anti-human CD117 antibody as a transplant conditioning agent from the laboratory to the clinic. Dr. Shizuru has over 175 publications in the fields of immunology and hematopoietic cell transplantation. We believe that Dr. Shizuru is qualified to serve as a member of our Board because of her expertise in immunology, antibody and cellular therapies, and transplant conditioning agents, as well as her knowledge of our technology and product candidates, having co-founded our Company in 2018.

Kurt von Emster. Mr. von Emster has served as a member of our Board since September 2021. Mr. von Emster served on the Pre-Merger Board (as defined below) from November 2019 to September 2021. Mr. von Emster has been a Partner at Abingworth LLP, a venture capital firm, since January 2015 and as Managing Partner since July 2015. Prior to joining Abingworth, Mr. von Emster was a co-founder and Partner of venBio LLC, a venture capital firm, from May 2009 until January 2015. In 2001, Mr. von Emster became a General Partner at MPM Capital, a leading biotechnology private equity firm, and launched the MPM BioEquities Fund, a crossover public and private biotechnology hedge fund. He was the portfolio manager of this fund from inception in 2001 until his departure in 2009. Mr. von Emster’s investment career started in 1989 at Franklin Templeton Investments where he founded and managed several health and biotechnology funds in the 1990s. Mr. von Emster has served on the boards of directors of Tizona Therapeutics, Inc. since November 2020, Orbus Therapeutics, Inc. since July 2020, Launch Therapeutics since August 2021, SFJ Pharmaceuticals Inc. since April 2020 and Iambic Therapeutics since November 2023. He previously served as a director of CymaBay Therapeutics, Inc. (Nasdaq: CBAY) from April 2009 until its acquisition by Gilead Sciences, Inc. in March 2024, CRISPR Therapeutics AG (Nasdaq: CRSP) from March 2015 to June 2019, Vera Therapeutics, Inc. (Nasdaq: VERA) from November 2020 to May 2022, Vaxcyte, Inc. (Nasdaq: PCVX) from June 2019 to June 2022 and Trishula Therapeutics, Inc. from December 2020 to November 2021. Mr. von Emster holds a B.S. in Business and Economics from the University of California, Santa Barbara and is a Chartered Financial Analyst (CFA). We believe that Mr. von Emster is qualified to serve as a member of our Board because of his extensive financial and investment experience, as well as his experience serving on the boards of directors of other therapeutic and pharmaceutical companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Composition of Our Board of Directors

The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and on an ad hoc basis as required. Our Board currently consists of eight directors. Our Certificate of Incorporation provides that the authorized number of directors may be changed only by resolutions approved by a majority of the authorized number of directors constituting our Board. In accordance with our Certificate of Incorporation, our Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms are expiring will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	the Class II directors are Dr. Shizuru and Mr. Wiggans, and their terms will expire at our annual meeting of stockholders to be held in 2026;

●	the Class III directors are Mr. Mahal, Mr. Nolet and Dr. Lucas, and their terms will expire at our annual meeting of stockholders to be held in 2027; and

●	the Class I directors are Mr. von Emster, Dr. Brun and Mr. Kapoor, and their terms will expire at our annual meeting of stockholders to be held in 2028.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Board Leadership Structure

During 2025, Mr. Wiggans served as the non-employee Chairperson of our Board. Effective January 5, 2026, Mr. Wiggans was appointed as Executive Chairperson of our Board concurrently with the appointment of Mr. Mahal as our Chief Executive Officer and President. In his prior role as Chairperson of our Board and in his current role as Executive Chairperson of our Board, Mr. Wiggans has authority, among other things, to call and preside over our Board meetings, to set meeting agendas and to determine materials to be distributed to our Board. As the roles of Executive Chairperson of our Board and Chief Executive Officer are separated between Mr. Wiggans and Mr. Mahal, respectively, our Board believes our leadership structure enhances the accountability of our Chief Executive Officer to our Board and encourages balanced decision making. In addition, our Board believes that this structure provides an environment in which the independent directors are fully informed, have significant input into the content of Board meetings, and can provide objective and thoughtful oversight of management.

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

During our fiscal year ended December 31, 2025, our Board held 22 meetings (including regularly scheduled and special meetings) and acted by written consent three times. Each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board held during the period for which the director had been a director and (ii) the total number of meetings held by all committees of our Board on which the director served during the periods that the director served.

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

Our Audit Committee held five meetings during fiscal year 2025 and acted by written consent one time during fiscal year 2025.

Compensation Committee

Our Compensation Committee consists of Mr. von Emster, Mr. Nolet, Mr. Kapoor and Dr. Brun. The chairperson of our Compensation Committee is Mr. Nolet. Our Board has determined that each member of our Compensation Committee is independent under the listing standards of Nasdaq and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Our Compensation Committee held four meetings during fiscal year 2025 and acted by written consent four times during fiscal year 2025.

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

For purposes of 2025 compensation, our Compensation Committee utilized Alpine Rewards (“Alpine”) as its compensation consultant. In connection with assessing 2025 compensation for our directors, officers and other employees, Alpine provided our Compensation Committee with general compensation consultant services. The Compensation Committee assessed whether the work of Alpine as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services, if any, to us by Alpine; (ii) the amount of fees we paid to Alpine; (iii) Alpine’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Alpine or the individual compensation advisors employed by the firm with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of Alpine; and (vi) any shares of our common stock owned by Alpine or the individual compensation advisors employed by the firm. Our Compensation Committee has determined, based on its analysis of the above factors, that the work of Alpine and the individual compensation advisors employed by Alpine as our compensation consultant has not created any conflict of interest. Our Compensation Committee also assessed the independence of Alpine pursuant to SEC rules and concluded that the work of Alpine has not raised any conflict of interest.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. von Emster, Dr. Lucas and Mr. Kapoor. The chairperson of our Nominating and Corporate Governance Committee is Mr. von Emster. Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under the listing standards of Nasdaq.

Specific responsibilities of our Nominating and Corporate Governance Committee include, among other things:

●	making recommendations to our Board regarding corporate governance issues;

●	evaluating the composition, size, organization and governance of the Board and its committees to ensure that they appropriately reflect the knowledge, skills, integrity, ethics, diversity (including that of gender, sexual orientation, disability, age, race, ethnicity or national origin, global perspective and experience, business experience, functional expertise, stakeholder expectations, culture and geography), and other characteristics required to fulfill their respective duties, and determine future requirements;

●	identifying, reviewing and evaluating candidates to serve as directors (consistent with criteria approved by our Board);

●	determining the minimum qualifications for service on our Board;

●	reviewing and evaluating incumbent directors and Board performance generally;

●	instituting and overseeing director orientation and director continuing education programs;

●	serving as a focal point for communication among candidates, non-committee directors and our management;

●	recommending to our Board for selection candidates to serve as nominees for director for the annual meeting of stockholders;

●	assessing Board member independence;

●	making other recommendations to our Board regarding matters relating to the directors;

●	reviewing succession plans for our Chief Executive Officer and our other executive officers;

●	reviewing and overseeing matters of corporate responsibility and sustainability, including potential long-and short-term trends and impacts to our business of environmental, social and governance issues, and our public reporting on these topics;

●	overseeing our environmental, social and governance programs and strategies; and

●	considering any recommendations for nominees and proposals submitted by stockholders.

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

Our Nominating and Corporate Governance Committee held two meetings during fiscal year 2025 and acted by written consent one time during fiscal year 2025.

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

Our Research and Development Committee held four meetings during fiscal year 2025 and did not act by written consent during fiscal year 2025.

Insider Trading Policy

Our Board has adopted an insider trading policy (the “Insider Trading Policy”), which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the Insider Trading Policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to Jasper. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the year ended December 31, 2025 were:

●	Jeet Mahal, our current Chief Executive Officer and President and former Chief Operating Officer;

●	Herb Cross, our Chief Financial Officer and Corporate Secretary;

●	Ronald Martell, our former Chief Executive Officer and President; and

●	Edwin Tucker, M.D., our former Chief Medical Officer.

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

2025 Financial and Performance Highlights

Our financial and performance highlights during 2025 include the following:

●	Cash and cash equivalents as of December 31, 2025, totaled $28.7 million.

●	Research and development expenses for the year ended December 31, 2025, were $63.1 million, including stock-based compensation expenses of $2.0 million.

●	General and administrative expenses for the year ended December 31, 2025, were $20.8 million, including stock-based compensation expenses of $4.7 million.

●	Reported a net loss of $75.8 million, or basic and diluted net loss per share attributable to common stockholders of $3.95 for the year ended December 31, 2025.

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

Role of Say-On-Pay Votes

As selected by our stockholders at our 2025 Annual Meeting of Stockholders and approved by our Board, we hold advisory votes on the compensation of our named executive officers (the “Say-on-Pay Vote”) on an annual basis. At our 2025 Annual Meeting of Stockholders, our stockholders approved our Say-on-Pay Vote, with approximately 93.7% of the votes in favor of the fiscal 2024 compensation of our named executive officers. Our Compensation Committee carefully considers the level of voting support from our stockholders on our Say-on-Pay Vote and will continue to consider the outcome of votes on Say-on-Pay Votes when making future compensation decisions for our named executive officers.

Individual Compensation Elements

During 2025, the principal elements of our executive compensation program were as follows:

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time after taking into account individual responsibilities, performance and experience. For 2025, Mr. Mahal earned an annual base salary of $498,000, Mr. Cross earned an annual base salary of $493,000, Mr. Martell earned an annual base salary of $727,272 and during his employment with us in 2025, Dr. Tucker earned an annual base salary of $532,500.

Annual Cash Incentive Bonuses

We pay cash bonuses to reward our executives for their performance over the fiscal year, based on an analysis by our Board or our Compensation Committee of our company performance and each executive’s performance during the year. During 2025, Mr. Mahal’s annual bonus target was equal to 45% of his annual base salary, Mr. Cross’ annual bonus target was equal to 45% of his annual base salary, Mr. Martell’s annual bonus target was equal to 50% of his annual base salary and Dr. Tucker’s annual bonus target was equal to 45% of his annual base salary.

Our Board adopted corporate performance goals for the 2025 bonus program for our employees based on milestones that primarily included: (1) briquilimab development goals, including enrolling additional patients and generating positive data in our inducible urticaria clinical trial; (2) completing our BEACON study internal investigation; (3) operational and supply chain goals; and (4) corporate goals, including finance, business development and human resources. Our Compensation Committee determined that the total attainment rate for 2025 for our executive officers was 50%. For 2025, Mr. Mahal received a $112,050 bonus and Mr. Cross received a $110,925 bonus. Neither Mr. Martell nor Dr. Tucker received a bonus for 2025 as neither was employed at the time that bonuses were awarded. The bonus amounts for Mr. Mahal and Mr. Cross were determined based on the base salary earned by each executive officer for the calendar year multiplied by his bonus target percentage and the 50% achievement level.

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

2025 Option Awards

On February 13, 2025, Mr. Mahal was granted an option to purchase 50,000 shares of our common stock, Mr. Cross was granted an option to purchase 50,000 shares of our common stock, Mr. Martell was granted an option to purchase 130,000 shares of our common stock and Dr. Tucker was granted an option to purchase 50,000 shares of our common stock. Of the shares subject to these option grants, 25% are or were scheduled to vest on February 13, 2026 and 1/48th of the total number of shares subject to the option would vest monthly thereafter, subject in each case to the option recipient’s continued service to us on each vesting date. On June 4, 2025, Mr. Mahal was granted an option to purchase 90,000 shares of our common stock, Mr. Cross was granted an option to purchase 90,000 shares of our common stock, Mr. Martell was granted an option to purchase 234,000 shares of our common stock and Dr. Tucker was granted an option to purchase 90,000 shares of our common stock. Of the shares subject to these option grants, 25% are or were scheduled to vest on June 4, 2026 and 1/48th of the total number of shares subject to the option would vest monthly thereafter, subject in each case to the option recipient’s continued service to us on each vesting date.

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

401(k) Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified plan under the Internal Revenue Code. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis (or post-tax basis through a Roth 401(k) election) through contributions to the 401(k) plan. We provided matching contributions of up to $3,000 per employee under our 401(k) plan during the year ended December 31, 2025.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2025. Our Board may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

No Tax Gross-Ups

In 2025, we did not make gross-up payments to cover our named executive officers’ personal income taxes that pertained to any of the compensation, perquisites or personal benefits paid or provided by us. Currently, we have no agreements or arrangements in place with any executive officer that require or provide for a tax gross-up or similar payment. We also do not intend to enter into any future employment or other agreement or arrangement with any of our executive offices that includes a tax gross-up.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to our named executive officers during the years ended December 31, 2025 and 2024, respectively:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Option Awards ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Jeet Mahal(3)	2025	498,000	112,050	679,549	—	—		1,289,599
Chief Executive Officer and President; Former Chief Operating Officer	2024	481,301	184,098	612,732	—	—		1,278,131
Herb Cross	2025	493,000	110,925	679,549	—	—		1,283,474
Chief Financial Officer and Corporate Secretary	2024	476,100	182,108	612,732	—	—		1,270,940
Ronald Martell(4)	2025	727,272	—	1,766,827	—	—		2,494,099
Former Chief Executive Officer and President	2024	727,272	309,091	1,740,640	438,000	—		3,215,003
Edwin Tucker, M.D.(5)	2025	312,673	—	679,549	—	544,810	(6)	1,537,032
Former Chief Medical Officer	2024	514,500	196,796	689,324	—	—		1,400,620

(1)	Amounts reported represent the aggregate grant date fair value of the stock options granted to the named executive officers during 2025 and 2024 under our 2024 Equity Incentive Plan (the “2024 Plan”), our 2021 Equity Incentive Plan (the “2021 Plan”) or our 2022 Inducement Equity Plan (the “Inducement Plan”), computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.
(2)	Amounts reported represent the aggregate grant date fair value of the restricted stock unit awards granted to the named executive officers during 2024 under the 2021 Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the restricted stock units reported in this column are set forth in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the executive and the future value of our stock.
(3)	Mr. Mahal was appointed as our President and Chief Executive Officer effective January 5, 2026.
(4)	Mr. Martell’s employment with us terminated effective January 5, 2026.
(5)	Dr. Tucker’s employment with us terminated effective August 1, 2025.
(6)	Amount reported consists of severance benefits, including the payment by the Company of COBRA premiums for Dr. Tucker and his covered dependents.

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

Jeet Mahal

On September 24, 2021, we entered into an Employment Agreement with Jeet Mahal (the “Mahal Employment Agreement”) as our Chief Financial Officer and Business Officer. The Mahal Employment Agreement initially provided for an annual base salary of $400,000, subject to adjustment from time to time, and a target annual incentive bonus of 40% of his base salary. In accordance with the Mahal Employment Agreement, on March 21, 2022, Mr. Mahal was granted an option to purchase 8,727 shares of our common stock pursuant to the 2021 Plan, of which 25% of the total number of shares subject to the option vested on March 21, 2023 and 1/48th of the total number of shares subject to the option vest monthly thereafter, subject in each case to Mr. Mahal’s continued service to us on each vesting date. Effective March 1, 2022, Mr. Mahal’s annual base salary was increased to $416,000. Then, effective March 21, 2022, Mr. Mahal was promoted to the role of our Chief Operating and Financial Officer, at which time his annual base salary was increased to $445,000 and his target bonus percentage was increased to 45%. Mr. Mahal transitioned to the role of our Chief Operating Officer effective September 22, 2023. In connection with Mr. Mahal’s appointment and transition to the role of Chief Executive Officer and President effective January 5, 2026, Mr. Mahal’s annual base salary was increased to $600,000 and his target bonus percentage was increased to 50%.

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

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Mahal (the “Mahal A&R Employment Agreement”), pursuant to which he continued to serve as our Chief Operating Officer through January 5, 2026. Pursuant to the Mahal A&R Employment Agreement, Mr. Mahal’s initial annualized salary was $481,301, and he was eligible to receive an annual performance bonus of up to 45% of his base salary. On January 5, 2026, Mr. Mahal was appointed as our President and Chief Executive Officer. In connection with the appointment, Mr. Mahal’s base salary was increased to $600,000 and his target bonus percentage for 2026 was increased to 50%, in each case effective January 1, 2026. Mr. Mahal’s employment is on an “at will” basis. Mr. Mahal is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

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

Herb Cross

We entered into an Offer Letter with Herb Cross, dated September 19, 2023 (the “Cross Offer Letter”), pursuant to which Mr. Cross became our Chief Financial Officer. Pursuant to the Cross Offer Letter, Mr. Cross’ initial annualized salary was $460,000, and he was eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of our Compensation Committee. Pursuant to the Cross Offer Letter, Mr. Cross received a sign-on bonus of $100,000. If Mr. Cross had resigned from us without Good Reason or no reason or Mr. Cross was terminated by us for Cause on or prior to September 22, 2024, Mr. Cross was required to repay us 100% of the sign-on bonus within 30 days of the date Mr. Cross ceases to be an employee. In addition, Mr. Cross was granted an option to purchase 55,000 shares of our common stock, of which 25% of the total number of shares subject to the option will vest on September 22, 2024 and 1/48th of the total number of shares subject to the option will vest monthly thereafter, subject in each case to Mr. Cross’ continued service to us on each vesting date.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Cross (the “Cross A&R Employment Agreement”), pursuant to which he will continue to serve as our Chief Financial Officer. Pursuant to the Cross A&R Employment Agreement, Mr. Cross’ initial annualized salary was $476,100, and he is eligible to receive an annual performance bonus of up to 45% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee and Mr. Cross’ base salary was most recently increased to $510,300, effective January 1, 2026. Mr. Cross’ employment is on an “at will” basis. Mr. Cross is also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that are generally made available to our executive officers.

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

Ronald Martell

We entered into an Employment Agreement with Ronald Martell, effective March 15, 2022 (the “Martell Employment Agreement”), pursuant to which Mr. Martell became our President and Chief Executive Officer. Pursuant to the Martell Employment Agreement, Mr. Martell’s initial annualized salary was $675,000, and he was eligible to receive an annual performance bonus of up to 50% of his base salary. His salary and performance bonus percentage may be adjusted in the future at the discretion of our Compensation Committee. Pursuant to the Martell Employment Agreement, Mr. Martell was granted an option to purchase 170,432 shares of our common stock, of which 25% of the total number of shares subject to the option vested on March 15, 2023 and 1/48th of the total number of shares subject to the option would vest monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date. The agreement further provided that in the event we closed an equity financing of at least $50 million after the date of commencement of Mr. Martell’s employment with us, then, promptly following the closing of such financing, and subject to approval by the Board or our Compensation Committee, Mr. Martell would be granted an additional option to purchase 1.0% of the outstanding shares of our common stock (the “True-Up Option”), measured as of the date of grant. On February 2, 2023, Mr. Martell was granted an option to purchase 109,383 shares of our common stock in satisfaction of our obligation to issue the True-Up Option to Mr. Martell. The True-Up Option was scheduled to vest over four years, with 25% of the total number of shares subject to the True-Up Option vesting on February 2, 2024 and 1/48th of the total number of shares subject to the True-Up Option vesting monthly thereafter, subject in each case to Mr. Martell’s continued service to us on each vesting date.

In addition, the Martell Employment Agreement provided that if Mr. Martell’s employment with us was terminated by us without “Cause” or by Mr. Martell for “Good Reason” (as each term is defined in the Martell Employment Agreement), then Mr. Martell would be entitled to receive 18 months of his base salary, payable in accordance with our payroll cycle, subject to Mr. Martell executing a release in favor of us. On April 13, 2023, we entered into an amendment to the Martell Employment Agreement with Mr. Martell (the “Martell Amendment”), which additionally provided that, in the event Mr. Martell’s employment was terminated by us without “Cause” or was terminated by Mr. Martell for “Good Reason” (as each term is defined in the Martell Employment Agreement), in either case within 24 months following a “Change in Control” of us (as defined in the Martell Amendment), all of the outstanding equity awards held by Mr. Martell would become fully vested, subject to Mr. Martell executing a release in favor of us.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Mr. Martell (the “Martell A&R Employment Agreement”), pursuant to which Mr. Martell continued to serve as our President and Chief Executive Officer through January 5, 2026. Pursuant to the Martell A&R Employment Agreement, Mr. Martell’s initial annualized salary was $727,272, and he was eligible to receive an annual performance bonus of up to 50% of his base salary. His salary and performance bonus percentage could be adjusted at the discretion of the Compensation Committee. Mr. Martell’s employment was on an “at will” basis. Mr. Martell was also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and was eligible to participate in all benefit plans that were generally made available to our executive officers.

The Martell A&R Employment Agreement also provided that if Mr. Martell’s employment with us was terminated by us without “Cause” or by Mr. Martell for “Good Reason” (as each term is defined in the Martell A&R Employment Agreement), then Mr. Martell would be entitled to receive an amount equal to 18 months of his base salary, payable in accordance with our payroll cycle and we would pay COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months, subject in each case to Mr. Martell executing a release in our favor. Additionally, in the event Mr. Martell’s employment was terminated by us without “Cause” or is terminated by Mr. Martell for “Good Reason” (as each term is defined in the Martell A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Martell A&R Employment Agreement), Mr. Martell would be entitled to receive the sum of (i) 18 months of his base salary plus (ii) 1.5 times his target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Mr. Martell would become fully vested and any performance-based vesting requirement would be deemed satisfied at target, and we would shall pay COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months, subject in each case to Mr. Martell executing a release in our favor.

Mr. Martell’s employment with us terminated on January 5, 2026. On January 28, 2026, we entered into a separation agreement and general release with Mr. Martell pursuant to which Mr. Martell provided a customary release in favor of the Company and we agreed to pay Mr. Martell an amount equal to 18 months of his base salary, payable in accordance with our payroll cycle and COBRA premiums for Mr. Martell and his covered dependents for a period of up to 18 months, all in accordance with the Martell A&R Employment Agreement.

Edwin Tucker, M.D.

We entered into an Offer Letter with Edwin Tucker, M.D., dated June 7, 2023 (the “Tucker Offer Letter”), pursuant to which Dr. Tucker became our Chief Medical Officer. Pursuant to the Tucker Offer Letter, Dr. Tucker’s initial annualized salary was $490,000, and he was eligible to receive an annual performance bonus of up to 45% of his base salary. Pursuant to the Tucker Offer Letter, Dr. Tucker received a sign-on bonus of $50,000. If Dr. Tucker had resigned from us without Good Reason or no reason or Dr. Tucker was terminated by us for Cause on or prior to June 12, 2024, Dr. Tucker was required to repay us 100% of the sign-on bonus within 30 days of the date Dr. Tucker ceased to be an employee. In addition, Dr. Tucker was granted an option to purchase 40,000 shares of our common stock, of which 25% of the total number of shares subject to the option vested on June 12, 2024 and 1/48th of the total number of shares subject to the option would vest monthly thereafter, subject in each case to Dr. Tucker’s continued service to us on each vesting date.

On June 10, 2024, we entered into an Amended and Restated Employment Agreement with Dr. Tucker (the “Tucker A&R Employment Agreement”), pursuant to which he continued to serve as our Chief Medical Officer until August 1, 2025. Pursuant to the Tucker A&R Employment Agreement, Dr. Tucker’s initial annualized salary was $514,500 and he was eligible to receive an annual performance bonus of up to 45% of his base salary. Dr. Tucker’s base salary was most recently increased to $532,500, effective January 1, 2025. Dr. Tucker’s employment was on an “at will” basis. Dr. Tucker was also entitled to other customary employment benefits, including reimbursement of expenses, paid vacation, and shall be eligible to participate in all benefit plans that were generally made available to our executive officers.

The Tucker A&R Employment Agreement provided that if Dr. Tucker was terminated by us without “Cause” or by Dr. Tucker for “Good Reason” (as each term is defined in the Tucker A&R Employment Agreement), then Dr. Tucker would be entitled to receive an amount equal to 12 months of his base salary, payable in accordance with our payroll cycle and we would pay COBRA premiums for Dr. Tucker and his covered dependents for a period of up to 12 months, subject in each case to Dr. Tucker executing a release in our favor. Additionally, in the event Dr. Tucker’s employment was terminated by us without “Cause” or was terminated by Dr. Tucker for “Good Reason” (as each term is defined in the Tucker A&R Employment Agreement), in either case within 24 months following a “Change in Control” (as defined in the Tucker A&R Employment Agreement), Dr. Tucker would be entitled to receive the sum of (i) 12 months of his base salary plus (ii) 100% of Dr. Tucker’s target incentive bonus for the year in which the termination occurred, any service-based outstanding equity awards held by Dr. Tucker would become fully vested and any performance-based vesting requirement would be deemed satisfied at target and we would pay COBRA premiums for Dr. Tucker and his covered dependents for a period of up to 12 months, subject in each case to Dr. Tucker executing a release in our favor.

Dr. Tucker’s employment with us terminated on August 1, 2025. On July 10, 2025, we entered into a separation agreement and general release with Dr. Tucker pursuant to which Dr. Tucker provided a customary release in favor of the Company and we agreed to pay Dr. Tucker an amount equal to 12 months of his base salary in a lump sum, and COBRA premiums for Dr. Tucker and his covered dependents for a period of up to 12 months, all in accordance with the Tucker A&R Employment Agreement.

Outstanding Equity Awards as of December 31, 2025

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2025.

	Option Awards(1)				Stock Awards
Name	Grant Date	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Jeet Mahal	6/1/2020	12/12/2019	13,772	—	7.10	6/1/2030	—	—	—		—
	3/21/2022	12/7/2021	3,396	—	35.40	3/21/2032	—	—	—		—
	3/21/2022	3/21/2022	5,534	546	35.40	3/21/2032	—	—	—		—
	4/7/2022	3/21/2022	4,540	303	31.20	4/7/2032	—	—	—		—
	3/17/2023	3/3/2023	24,507	10,942	18.70	3/17/2033	—	—	—		—
	2/15/2024	2/15/2024	18,333	21,667	17.95	2/15/2034	—	—	—		—
	2/13/2025	2/13/2025	—	50,000	6.20	2/13/2035	—	—	—		—
	6/4/2025	6/4/2025	—	90,000	6.00	6/4/2035	—	—	—		—
Herb Cross	9/22/2023	9/22/2023	30,937	24,063	7.80	9/22/2033	—	—	—		—
	2/15/2024	2/15/2024	18,333	21,667	17.95	2/15/2034	—	—	—		—
	2/13/2025	2/13/2025	—	50,000	6.20	2/13/2035	—	—	—		—
	6/4/2025	6/4/2025	—	90,000	6.00	6/4/2035	—	—	—		—
Ronald Martell	3/21/2022	3/15/2022	159,782	10,650	35.40	3/21/2032	—	—	—		—
	2/2/2023	2/2/2023	77,479	31,904	17.80	2/2/2033	—	—	—		—
	3/17/2023	3/3/2023	34,368	15,631	18.70	3/17/2033	—	—	—		—
	2/15/2024	2/15/2024	45,833	54,167	17.95	2/15/2034	—	—	—		—
	6/10/2024	6/10/2024	3,750	6,250	23.95	6/10/34	—	—	—		—
	6/10/2024	6/10/2024	—	—	—	—	—	—	20,000	(5)	427,600
	2/13/2025	2/13/2025	—	130,000	6.20	2/13/2035	—	—	—		—
	6/4/2025	6/4/2025	—	234,000	6.00	6/4/2035	—	—	—		—
Edwin Tucker, M.D.(6)	—	—	—	—	—	—	—	—	—		—

(1)	Unless otherwise indicated, the shares underlying the stock options that are not fully vested are scheduled to vest over a four-year period, with 1/4th vesting on the first anniversary of the vesting commencement date and 1/48th vesting on a monthly basis thereafter through the fourth anniversary of the vesting commencement date, subject to the named executive officer’s continued service with us.
(2)	The unvested shares underlying the awards held by Mr. Martell were subject to accelerated vesting as described under the heading “Employment and Other Arrangements with Named Executive Officers—Employment Agreement with Ronald Martell” of this Item 11. The unvested shares underlying the awards held by Mr. Cross, Mr. Mahal and Dr. Tucker are or were subject to accelerated vesting as described under the heading “Employment and Other Arrangements with Named Executive Officers” of this Item 11.
(3)	If, by June 10, 2026, the closing price of our common stock on Nasdaq was at or above $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days, all of the shares subject to the award shall vest in full on such thirtieth day, so long as the award holder provides continuous services to us on and through the vesting date, inclusive. This grant ceased to be eligible for vesting upon the termination of Mr. Martell’s employment with us effective January 5, 2026.
(4)	Amounts in this column are calculated by multiplying the number of shares shown as unvested in the prior column by $1.83, the closing price of our common stock on December 31, 2025, as reported on Nasdaq.
(5)	Mr. Martell’s employment with us terminated effective January 5, 2026.
(6)	Dr. Tucker’s employment with us terminated effective August 1, 2025. He did not hold any equity awards as of December 31, 2025.

Non-Employee Director Compensation

Pursuant to our Non-Employee Director Compensation Policy for the compensation of our non-employee directors, during 2025, each of our non-employee directors received annual retainers, subject to proration, for service on our Board and its committees as follows:

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

Our Non-Employee Director Compensation Policy also provides that we will reimburse reasonable expenses incurred by the non-employee directors in connection with attendance at Board or committee meetings.

Our Non-Employee Director Compensation Policy also provides that any new non-employee director elected or appointed to our Board will, upon his or her appointment to our Board, be granted a one-time stock option award to purchase 15,000 shares of our common stock, of which 25% of the total number of shares subject to the option shall vest on the one-year anniversary of the date of grant and 1/48th of the total number of shares subject to the option shall vest monthly thereafter, subject to the director’s continued service through such vesting dates.

In addition, on the date of each annual meeting of our stockholders, each individual who is a non-employee director immediately prior to such annual meeting and who will continue to serve as a non-employee director immediately following such annual meeting will be granted an annual stock option award to purchase 7,500 shares of our common stock, which shall vest in full upon the first anniversary of the date of the grant, subject to the director’s continued service through such vesting date.

Mr. Wiggans served as our non-employee Chairperson of the Board during 2025. In his capacity as Executive Chairperson, Mr. Wiggans is entitled to receive the same equity and cash compensation otherwise payable to our Chairperson of the Board under the Non-Employee Director Compensation Policy as if Mr. Wiggans was deemed not to be an employee.

Except as provided above with respect to Mr. Wiggans, employee directors receive no additional compensation for their service as a director.

Non-Employee Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Option Awards(1)(2)	Other Compensation		Total
Judith Shizuru, M.D., Ph.D.	$46,300	$39,773	—		$86,073
Kurt von Emster	$66,800	$39,773	—		$106,573
Christian Nolet	$65,000	$39,773	—		$104,773
Vishal Kapoor	$51,500	$39,773	—		$91,273
Scott Brun, M.D.	$56,300	$39,773	$6,000	(3)	$102,073
Tom Wiggans	$70,000	$39,773	—		$109,773
Svetlana Lucas, Ph.D.	$40,000	$39,773	—		$79,773

(1)	Amounts reported represent the aggregate grant date fair value of the stock options granted to the non-employee director under the 2024 Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 10 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the non-employee director, which will depend on factors including the continued service of the non-employee director and the future value of our stock.

(2)	The table below shows the aggregate number of option awards (vested and unvested) held by each of our non-employee directors as of December 31, 2025:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2025
Judith Shizuru, M.D., Ph.D.	42,120
Kurt von Emster	27,504
Christian Nolet	27,504
Scott Brun, M.D.	24,400
Tom Wiggans	26,000
Vishal Kapoor	30,638
Svetlana Lucas, Ph.D.	22,500

(3)	Consists of fees earned by Dr. Brun for non-employee consulting services provided to us related to clinical, chemistry, manufacturing and controls and other scientific matters.

Insider Trading Policy

Our Board has adopted an insider trading policy (the “Insider Trading Policy”), which provides guidelines to our employees, directors, officers and consultants with respect to transactions in our securities, including the purchase, sale and/or other disposition of our securities. We adopted the Insider Trading Policy and the procedures set forth therein to help avoid inadvertent instances of improper insider trading. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to Jasper. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

In the year ended December 31, 2025, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2026 for:

●	each person or group known to us who beneficially owns more than 5% of our common stock;

●	each of our directors and nominees for director;

●	each of our named executive officers named in “Executive Compensation”; and

●	all of our directors and executive officers as a group.

Each stockholder’s percentage ownership is based on 27,996,819 shares of our common stock outstanding as of March 31, 2026. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2026 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the stockholder.

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

Name of Beneficial Owner	Number of Shares	Percent of Class
5% Stockholders:
Acorn Capital Advisors, LLC(1)	1,486,492	5.3%
Integrated Core Strategies (US) LLC(2)	1,624,076	5.8%
The Goldman Sachs Group, Inc.(3)	1,764,848	6.3%
Morgan Stanley(4)	1,969,785	7.0%
T.R. Rowe Price Investment Management, Inc.(5)	2,057,612	7.3%
Velan Capital Management LLC and Affiliates(6)	2,811,142	9.99%
Directors and Named Executive Officers:
Jeet Mahal(7)	118,927	*
Herb Cross(8)	74,791	*
Ronald Martell(9)	398,651	1.4%
Edwin Tucker, M.D.(10)	1,540	*
Svetlana Lucas, Ph.D.(11)	27,187	*
Scott Brun, M.D.(12)	14,354	*
Tom Wiggans(13)	60,375	*
Christian W. Nolet(14)	23,254	*
Judith Shizuru, M.D. Ph.D.(15)	191,521	*
Kurt von Emster(16)	22,121	*
Vishal Kapoor(17)	27,513	*
All current directors and executive officers as a group (9 persons)(18)	560,043	2.0

*	Denotes less than one percent.
(1)	Consists of an aggregate of 1,486,492 shares held by Acorn Bioventures, L.P., Acorn Capital Advisors GP, LLC, Acorn Bioventures 2, L.P., Acorn Capital Advisors GP 2, LLC and Anders Hove. Acorn Capital Advisors GP, LLC is the General Partner of Acorn Bioventures, L.P. and may be deemed to beneficially own the shares of Common Stock beneficially owned by Acorn Bioventures, L.P. Acorn Capital Advisors GP 2, LLC is the General Partner of Acorn Bioventures 2, L.P. and may be deemed to beneficially own the shares of Common Stock beneficially owned by Acorn Bioventures 2, L.P. Anders Hove, in his capacity as Manager of each of Acorn Capital Advisors GP, LLC and Acorn Capital Advisors GP 2, LLC, may be deemed to beneficially own the shares beneficially owned by each of Acorn Capital Advisors GP, LLC and Acorn Capital Advisors GP 2, LLC. Information in this footnote is based solely on a Schedule 13G/A jointly filed by Acorn Bioventures, L.P., Acorn Capital Advisors GP, LLC, Acorn Bioventures 2, L.P., Acorn Capital Advisors GP2, LLC and Anders Hove filed on January 26, 2026.
(2)	Integrated Core Strategies (US) LLC has shared voting and dispositive power over 1,624,076 shares, and Millenium Management LLC, Millennium Group Management LLC and Israel A. Englander have shared voting and dispositive power over 1,629,013 shares. The securities disclosed herein as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The address for each of these entities and individual is c/o Millennium Management LLC, 399 Park Avenue New York, New York 10022. Information in this footnote is based solely on a Schedule 13G jointly filed by Integrated Core Strategies (US) LLC, Millenium Management LLC, Millennium Group Management LLC and Israel A. Englander on February 25, 2026.
(3)	The Goldman Sachs Group, Inc. (“GS Group”) and Goldman Sachs & Co. LLC (“Goldman Sachs”) have shared voting and dispositive power over 1,764,848 shares. The securities over which GS Group, as a parent holding company, has shared voting and dispositive power over are owned, or may be deemed to be beneficially owned, by Goldman Sachs, a broker or dealer registered under Section 15 of the Securities Act of 1933, as amended, and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended. Goldman Sachs is a subsidiary of GS Group. The address for GS Group and Goldman Sachs is 200 West Street New York, NY 10282. Information in this footnote is based solely on a Schedule 13G jointly filed by GS Group and Goldman Sachs on February 12, 2026.

(4)	Morgan Stanley has shared voting and dispositive power over 1,969,585 shares, and Morgan Stanley Capital Services LLC has shared voting and dispositive power over 1,903,420 shares. The securities over which Morgan Stanley as a parent holding company has shared voting and dispositive power over are owned, or may be deemed to be beneficially owned, by Morgan Stanley Capital Services LLC, a wholly-owned subsidiary of Morgan Stanley. The address for Morgan Stanley and Morgan Stanley Capital Services LLC is 1585 Broadway, New York, NY 10036. Information in this footnote is based solely on a Schedule 13G jointly filed by Morgan Stanley and Morgan Stanley Capital Services LLC on February 11, 2026.
(5)	The shares reported herein are held by T. Rowe Price Investment Management, Inc. The address for this entity is 1307 Point Street, Baltimore, MD 21231. Information in this footnote is based solely on a Schedule 13G filed on November 14, 2025.
(6)	Consists of: (i) 2,381,915 shares directly beneficially owned by Velan Capital Master Fund LP (“Velan Master”), (ii) 41,152 shares directly beneficially owned by Velan Horizon Fund LP (“Velan Horizon”), (iii) 283,403 shares directly beneficially owned by Avego Healthcare Capital, L.P. (“Avego Fund”), and (iv) an aggregate of up to 142,747 shares issuable upon exercise of common warrants held by Velan Master and Velan Horizon that are exercisable within 60 days of March 31, 2026 (“Common Warrants”). Excludes an aggregate of 1,091,820 shares of common stock issuable upon exercise of the Common Warrants as the Common Warrants that are that are exercisable within 60 days of March 31, 2026 but are subject to a 9.99% beneficial ownership blocker provision. Velan Capital Holdings LLC (“Velan GP”), as the general partner of Velan Master, may be deemed to beneficially own the 2,381,915 shares and Common Warrants owned by Velan Master. Velan Horizon GP LLC (“Velan Horizon GP”), as the general partner of Velan Horizon, may be deemed to beneficially own the 41,152 shares and Common Warrants owned by Velan Horizon. Avego Healthcare Capital Holdings, LLC (“Avego GP”), as the general partner of Avego Fund, may be deemed to beneficially own the 283,403 shares beneficially owned by Avego Fund. Avego Management, LLC (“Avego Management”), as the co-investment manager of Avego Fund, may be deemed to beneficially own the 283,403 shares beneficially owned by Avego Fund. Velan Capital Investment Management LP (“Velan Capital”), as the investment manager of each of Velan Master and Velan Horizon and co-investment manager of Avego Fund, may be deemed to beneficially own the 2,668,395 shares and Common Warrants beneficially owned in the aggregate by Velan Master, Velan Horizon and Avego Fund. Velan Capital Management LLC (“Velan IM GP”), as the general partner of Velan Capital, may be deemed to beneficially own the 2,668,395 shares and Common Warrants beneficially owned in the aggregate by Velan Master, Velan Horizon and Avego Fund. Adam Morgan, as a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the 2,668,395 shares and Common Warrants beneficially owned in the aggregate by Velan Master, Velan Horizon and Avego Fund. Balaji Venkataraman, as the Managing Member of each of Avego GP and Avego Management and a Managing Member of each of Velan GP and Velan IM GP, may be deemed to beneficially own the 2,668,395 shares and Common Warrants beneficially owned in the aggregate by Velan Master, Velan Horizon and Avego Fund. Each of Velan Master, Velan Horizon, Avego Fund, Velan GP, Velan Horizon GP, Avego GP, Avego Management, Velan Capital, Velan IM GP, Mr. Morgan and Mr. Venkataraman disclaims beneficial ownership of the securities reported herein that he or it does not directly own. Mr. Kapoor is a partner at Avego Management and is on our Board. The address for each of these entities and individuals is 1055b Powers Place, Alpharetta, Georgia 30009. Information in this footnote is based solely on a Schedule 13D/A jointly filed by Velan Master, Velan Horizon, Avego Fund, Velan GP, Velan Horizon GP, Avego GP, Avego Management, Velan Capital, Velan IM GP, Mr. Morgan, Mr. Venkataraman and Mr. Kapoor on September 23, 2025.
(7)	Consists of (i) 25,009 shares held directly, and (ii) 93,918 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(8)	Consists of 74,791 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(9)	Mr. Martell’s employment with us terminated effective January 5, 2026. Consists of (i) 74,118 shares held directly, and (ii) 324,533 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(10)	Dr. Tucker’s employment with us terminated effective August 1, 2025. Consists solely of 1,540 shares held directly.
(11)	Consists of (i) 20,000 shares held directly, and (ii) 7,187 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(12)	Consists of 14,354 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(13)	Consists of (i) 46,000 shares held directly, and (ii) 14,375 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(14)	Consists of (i) 3,250 shares held directly, and (ii) 20,004 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(15)	Consists of (i) 156,901 shares held directly, and (ii) 34,620 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(16)	Consists of (i) 2,117 shares held directly, and (ii) 20,004 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(17)	Consists of (i) 4,375 shares held directly, and (ii) 23,138 shares issuable upon exercise of options exercisable within 60 days of March 31, 2026.
(18)	Comprised of shares included under “Directors and Named Executive Officers” other than Mr. Martell and Dr. Tucker as neither is currently an executive officer.

Equity Compensation Plan Information

As of December 31, 2025, the 2024 Plan, the 2024 ESPP and the Inducement Plan were the only compensation plans under which our securities were authorized for future grant. In addition, as of December 31, 2025, equity awards were outstanding under the 2021 Plan and our 2019 Equity Incentive Plan (the “2019 EIP”). We cannot grant future awards under the 2021 Plan or the 2019 EIP. However, the 2021 Plan continues to govern awards outstanding thereunder. Each of the 2019 EIP, the 2021 Plan, the 2024 Plan and the 2024 ESPP was approved by our stockholders. The Inducement Plan has not been approved by our stockholders. In 2021, the 2019 EIP terminated prior to and contingent upon the consummation of the business combination with Amplitude Healthcare Acquisition Corporation that was completed in 2021. However, the 2019 EIP continues to govern awards outstanding thereunder. The following table provides information as of December 31, 2025 with respect to our existing and predecessor plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	2,047,875	$10.37	(2)	1,764,187	(3)(4)
Equity compensation plans not approved by stockholders(5)	417,231	$22.98		132,769
Total	2,465,106	$12.50		1,896,956

(1)	Includes the following plans: the 2024 Plan, 2021 Plan, the 2019 EIP and the 2024 ESPP.

(2)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the 2024 Plan, the 2021 Plan and the 2019 EIP and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock unit awards, which have no exercise price.

(3)	As of December 31, 2025, a total of 843,360 shares of our common stock were reserved for issuance for future grants pursuant to the 2024 Plan. All of the foregoing share numbers are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares subject to awards granted under the 2024 Plan that expire or terminate without being exercised in full will not reduce the number of shares available for issuance under the 2024 Plan. The settlement of any portion of an award in cash will not reduce the number of shares available for issuance under the 2024 Plan. Shares withheld under an award to satisfy the exercise, strike or purchase price of an award or to satisfy a tax withholding obligation will reduce the number of shares available for issuance under the 2024 Plan. With respect to a stock appreciation right, only shares of common stock that are issued upon settlement of the stock appreciation right will count towards reducing the number of shares available for issuance under the 2024 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us because of a failure to meet a contingency or condition required for the vesting of such shares, the shares that are forfeited or repurchased or reacquired will revert to and again become available for issuance under the 2024 Plan. If any shares of our common stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us (i) to satisfy the exercise, strike or purchase price of an award or (ii) to satisfy a tax withholding obligation in connection with an award, the shares that are forfeited or repurchased or reacquired will reduce the number of shares available for issuance under the 2024 Plan. We no longer make grants under the 2019 EIP or the 2021 Plan; however, up to 140,516 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar transactions) subject to outstanding stock options or other equity awards granted under the 2021 Plan that, following June 6, 2024, terminate or expire prior to exercise or settlement, are not issued because the award is settled in cash or are forfeited because of the failure to vest, became or will become available for issuance under the 2024 Plan.

(4)	As of December 31, 2025, a total of 920,827 shares of our common stock were reserved for future issuance pursuant to the 2024 ESPP.

(5)	Includes solely the Inducement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a summary of transactions since January 1, 2025, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Item 11 of this Annual Report on Form 10-K.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s length transactions.

Dr. Shizuru Consulting Agreement

On December 16, 2019, we entered into a consulting agreement with Judith Shizuru, M.D., Ph.D., a member of our Board and holder of more than 5% of our capital stock at the time the consulting agreement was entered into, pursuant to which Dr. Shizuru previously provided us with consulting and advisory services in exchange for a cash fee of $20,833 per month, or $250,000 per year. Since January 1, 2025, Dr. Shizuru has waived the right to receive any payments under the consulting agreement.

Employment Arrangements

We have entered into employment agreements, offer letters and service agreements with certain of our executive officers. For more information regarding these agreements with our executive officers, see the disclosure under the heading “Employment and Other Arrangements with Named Executive Officers” of Item 11 of this Annual Report on Form 10-K.

Annual Cash Bonus

We have established a cash incentive plan for certain of our executive officers. For a description of this plan, see the disclosure under the heading “Individual Compensation Elements—Annual Cash Incentive Bonuses” of Item 11 of this Annual Report on Form 10-K.

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

Other Transactions

We have granted stock and option awards to certain of our directors and named executive officers. For more information regarding the stock and option awards granted to our directors and named executive officers, see the disclosures under the headings “Outstanding Equity Awards as of December 31, 2025” and “Non-Employee Director Compensation Table” in Item 11 of this Annual Report on Form 10-K.We have entered into change-in-control agreements with certain of our executive officers pursuant to our employment agreements with them that, among other things, provide for certain severance and change-in-control benefits. See the disclosure under the heading “Employment and Other Arrangements with Named Executive Officers” of Item 11 of this Annual Report on Form 10-K.

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

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning the director’s background, employment and affiliations, including family relationships, our Board has determined that each of Mr. von Emster, Dr. Lucas, Mr. Kapoor, Dr. Brun, and Mr. Nolet do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. Mr. Wiggans was determined not to be independent as he currently serves as our Executive Chairperson of the Board. Mr. Mahal was determined not to be independent as he currently serves as our President and Chief Executive Officer. Our Board further determined that Dr. Shizuru is not independent due to the fact that she previously received compensation from us for non-employee consulting services to our Company through December 31, 2024 (see the disclosure under the heading “Dr. Shizuru Consulting Agreement” of this Item 13 for additional information). In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock with respect to each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP to us for our fiscal years ended December 31, 2025 and December 31, 2024 (in thousands).

	2025	2024
Audit Fees(1)	$1,347	$1,050
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	2	2
Total	$1,349	$1,052

(1)	Audit fees consist of fees billed for professional services by PricewaterhouseCoopers LLP for financial statement audit and review services that are customary under generally accepted auditing standards or that are customary for the purpose of rendering an opinion on or review of the financial statements, and comfort letters, consents and assistance with review of documents relating to our registration statements on Form S-3 and Form S-8.

(2)	Tax fees consist of fees for tax compliance services.

(3)	Consist of fees for products and services other than the services described above. All other fees for fiscal years 2025 and 2024 were related to annual subscription for accounting literature.

Auditor Independence

In our fiscal year ended December 31, 2025, there were no other professional services provided by PricewaterhouseCoopers LLP, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of PricewaterhouseCoopers LLP.

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

Pursuant to its charter, our Audit Committee has delegated pre-approval authority to the Chairperson of our Audit Committee so long as any such pre-approval decisions are presented to the full Audit Committee at its next scheduled meeting. All services performed and related fees billed by PricewaterhouseCoopers LLP during fiscal year 2025 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1+	Business Combination Agreement, dated as of May 5, 2021, by and among Amplitude Healthcare Acquisition Corporation, Ample Merger Sub, Inc., and Jasper Therapeutics, Inc.	8-K	001-39138	5/6/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39138	9/29/2021	3.1
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, dated June 8, 2023.	8-K	001-39138	6/8/2023	3.1
3.3	Certificate of Second Amendment to the Second Amended and Restated Certificate of Incorporation of Jasper Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on January 3, 2024.	8-K	001-39138	1/3/2024	3.1
3.4	Third Amended and Restated Bylaws of the Registrant.	8-K	001-39138	2/17/2023	3.1
4.1	Form of Warrant Agreement, dated November 19, 2019, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39138	11/25/2019	4.1
4.2	Specimen Warrant Certificate.	S-1/A	333-234324	11/6/2019	4.3
4.3	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-39138	9/19/2025	4.1
4.4	Form of Common Warrant.	8-K	001-39138	9/19/2025	4.2
4.5*	Description of Securities of Jasper Therapeutics, Inc.	10-K	001-3913	3/30/2026	4.5
10.1	Jasper Therapeutics, Inc. 2021 Equity Incentive Plan	8-K	001-39138	9/29/2021	10.3
10.2	Amended and Restated Registration Rights Agreement, dated September 24, 2021.	8-K	001-39138	9/29/2021	10.2
10.3#	Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.3
10.4#	Form of Stock Option Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.4
10.5#	Form of Restricted Stock Unit Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.5
10.6#	Form of Restricted Stock Award Agreement under the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan.	S-8	333-280039	6/7/2024	4.6
10.7#	Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan.	S-8	333-280039	6/7/2024	4.7

10.8#	Jasper Therapeutics, Inc. 2022 Amended and Restated Inducement Equity Incentive Plan.	8-K	001-39138	6/8/2023	10.1
10.9#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Stock Option Agreement and Terms and Conditions of Stock Option Grant.	S-8	333-263702	3/18/2022	10.6
10.10#	Jasper Therapeutics, Inc. 2022 Inducement Equity Incentive Plan Form of Restricted Stock Unit Agreement and Terms and Conditions of Restricted Stock Unit Grant.	S-8	333-263702	3/18/2022	10.7
10.11#	Jasper Therapeutics, Inc. 2019 Equity Incentive Plan.	S-4/A	333-256875	7/19/2021	10.12
10.12#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Ronald Martell.	8-K	001-39138	6/12/2024	10.3
10.13#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Herb Cross.	8-K	001-39138	6/12/2024	10.4
10.14#	Amended and Restated Employment Agreement, dated as of June 10, 2024, by and between Jasper Therapeutics, Inc. and Jeet Mahal.	8-K	001-39138	6/12/2024	10.5
10.15#	Consulting Agreement, dated December 16, 2019, by and between Jasper Therapeutics, Inc. and Judith Shizuru, M.D., Ph.D.	S-4/A	333-256875	8/9/2021	10.29
10.16#	Jasper Therapeutics, Inc. Non-Employee Director Compensation Policy.	10-K	001-39138	2/28/2025	10.17
10.17#	Form of Indemnification Agreement by and between Jasper Therapeutics, Inc. and each of its directors and executive officers.	S-4/A	333-256875	7/19/2021	10.28
10.18^	Exclusive License Agreement, dated November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.13
10.19	Assignment Agreement, dated as of November 21, 2019, by and between Jasper Therapeutics, Inc. and Amgen Inc.	S-4/A	333-256875	8/9/2021	10.14
10.20^	Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, effective as of June 18, 2013, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.15
10.21^	Amendment #1 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated February 27, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.16
10.22^	Amendment #2 to the Investigator Sponsored Research Agreement, Amgen Protocol No. 20119244, dated November 15, 2017, between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.17
10.23^	Quality Agreement, dated October 7, 2015, by and between Jasper Therapeutics, Inc., as successor in interest to Amgen Inc., and The Board of Trustees of the Leland Stanford Junior University for Stanford University.	S-4/A	333-256875	8/9/2021	10.18
10.24^	Exclusive License Agreement, effective as of March 25, 2021, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.19
10.25^	Amendment No. 1 to the Exclusive License Agreement, dated July 27, 2023, between Stanford University and Jasper Therapeutics, Inc.	10-Q	001-39138	8/11/2023	10.2
10.26^	Sponsored Research Agreement, effective September 1, 2020, by and between Jasper Therapeutics, Inc. and The Board of Trustees of the Leland Stanford Junior University.	S-4/A	333-256875	8/9/2021	10.20

10.27^	Development and Manufacturing Services Agreement, dated November 29, 2019, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.25
10.28^	Amendment No. 1 to Development and Manufacturing Services Agreement, executed April 24, 2020 by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.26
10.29^	Amendment No. 2 to Development and Manufacturing Services Agreement, executed December 1, 2020, by and between Jasper Therapeutics, Inc. and Lonza Sales AG.	S-4/A	333-256875	8/20/2021	10.27
10.30	Open Market Sale AgreementSM, dated as of March 19, 2025, by and between Jasper Therapeutics, Inc. and Jefferies LLC.	S-3	333-285914	3/19/2025	1.2
19.1	Jasper Therapeutics, Inc. Insider Trading Policy.	10-K	001-39138	2/28/2025	19.1
21.1	List of Subsidiaries of the Registrant.	8-K	001-39138	9/29/2021	21.1
23.1*	Consent of Independent Registered Public Accounting Firm.	10-K	001-3913	3/30/2026	23.1
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-3913	3/30/2026	31.1
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-3913	3/30/2026	31.2
31.3±	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.4±	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-3913	3/30/2026	32.1
97	Jasper Therapeutics, Inc. Clawback Policy	10-K	001-39138	3/5/2024	97
101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	The annexes, schedules, and certain exhibits to the Business Combination Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan or arrangement.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

*	Previously filed.
±	Filed herewith.

**	Previously furnished.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2026	JASPER THERAPEUTICS, INC.

	By:	/s/ Jeet Mahal
Jeet Mahal Chief Executive Officer