Form 10-Q
period 2026-03-31
Jasper Therapeutics, Inc.
filed 2026-05-14
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the number of shares of the registrant’s common stock outstanding was 27,996,819 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$14,144	$28,692
Prepaid expenses and other current assets	6,148	5,953
Total current assets	20,292	34,645

Property and equipment, net	81	102
Operating lease right-of-use assets	317	502
Restricted cash	417	417
Other non-current assets	77	113
Total assets	$21,184	$35,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,439	$6,220
Operating lease liabilities	757	1,235
Accrued expenses and other current liabilities	5,800	5,745
Total current liabilities	8,996	13,200
Warrant liability	6,524	16,164
Other non-current liabilities	2,264	2,264
Total liabilities	17,784	31,628

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at March 31, 2026 and December 31, 2025; 27,996,819 shares issued and outstanding at March 31, 2026 and December 31, 2025	3	3
Additional paid-in capital	321,241	320,818
Accumulated deficit	(317,844)	(316,670)
Total stockholders’ equity	3,400	4,151
Total liabilities and stockholders’ equity	$21,184	$35,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$5,814	$16,157
General and administrative	5,138	5,645
Total operating expenses	10,952	21,802
Loss from operations	(10,952)	(21,802)
Interest income	164	624
Change in fair value of warrant liability	9,640	—
Other expense, net	(26)	(63)
Total other income, net	9,778	561
Net loss and comprehensive loss	$(1,174)	$(21,241)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(1.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,671,819	15,022,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	27,996,819	$3	$320,818	$(316,670)	$4,151
Stock-based compensation expense	—	—	423	—	423
Net loss	—	—	—	(1,174)	(1,174)
Balance as of March 31, 2026	27,996,819	$3	$321,241	$(317,844)	$3,400

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	15,022,122	$2	$302,541	$(240,869)	$61,674
Stock-based compensation expense	—	—	1,811	—	1,811
Net loss	—	—	—	(21,241)	(21,241)
Balance as of March 31, 2025	15,022,122	$2	$304,352	$(262,110)	$42,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities
Net loss	$(1,174)	$(21,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	21	279
Non-cash lease expense	185	193
Stock-based compensation expense	423	1,811
Change in fair value of warrant liability	(9,640)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(195)	(201)
Other non-current assets	36	288
Accounts payable	(3,781)	(1,039)
Accrued expenses and other current liabilities	55	(2,617)
Operating lease liability	(478)	(315)
Net cash used in operating activities	(14,548)	(22,842)
Cash flows provided by investing activities
Proceeds from sales of property and equipment	—	4
Net cash provided by investing activities	—	4
Net decrease in cash, cash equivalents and restricted cash	(14,548)	(22,838)
Cash, cash equivalents and restricted cash at beginning of the period	29,109	72,054
Cash, cash equivalents and restricted cash at end of the period	$14,561	$49,216
Supplemental and non-cash items reconciliations
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,092

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 30, 2026. There were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. The information as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

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

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three months ended March 31, 2026 and 2025, the Company incurred net losses of $1.2 million and $21.2 million, respectively. During the three months ended March 31, 2026 and 2025, the Company had negative cash flows from operations of $14.5 million and $22.8 million, respectively. As of March 31, 2026, the Company had an accumulated deficit of $317.8 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. As of March 31, 2026, the Company had cash and cash equivalents of $14.1 million. The Company’s management expects that the existing cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

Management expects to finance the Company’s future cash needs through equity or debt financings, collaborations or a combination of these approaches, and given the imminent need for additional funding to continue to fund operations in the near-term, the Company is actively seeking additional capital to extend the cash runway. However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financings. The Company’s ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable or acceptable to the Company. The Company routinely evaluates cost reduction measures to proactively manage cash burn, but if the Company is unable to obtain adequate financing when needed or on terms favorable or acceptable to it, the Company may be forced to take broader actions such as to delay, reduce the scope of or eliminate one or more of its research and development programs. The Company concluded the likelihood that its plan to successfully obtain sufficient funding or adequately delay or reduce expenditures, while reasonably possible, is less than probable.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$14,144	$28,692
Restricted cash	417	417
Total cash, cash equivalents and restricted cash	$14,561	$29,109

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

 In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its condensed consolidated financial statements.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of March 31, 2026 and December 31, 2025.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. As of March 31, 2026 and December 31, 2025, the Company’s Level 3 liabilities consisted of the warrant liability.

There were no transfers within the hierarchy during the three months ended March 31, 2026 and 2025.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$13,144	$—	$—	$13,144
Total fair value of assets	$13,144	$—	$—	$13,144

Financial liabilities
Warrant liability	$—	$—	$6,524	$6,524
Total fair value of financial liabilities	$—	$—	$6,524	$6,524

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$27,692	$—	$—	$27,692
Total fair value of assets	$27,692	$—	$—	$27,692

Financial liabilities
Warrant liability	$—	$—	$16,164	$16,164
Total fair value of financial liabilities	$—	$—	$16,164	$16,164

During the three months ended March 31, 2026, the changes in the Company’s warrant liability were as follows (in thousands):

Warrant Liability
Fair Value as of December 31, 2025	$16,164
Change in the fair value	(9,640)
Fair Value as of March 31, 2026	$6,524

The Company uses the Black-Scholes pricing model to determine the fair value of its warrant liability using Level 3 inputs. Inputs used to determine estimated fair value of the warrant liability include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liability is the expected volatility of the warrants. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to the fair value.

The key inputs into valuation models used to estimate the fair value of the warrant liability as of March 31,2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Common stock price	$.88	$1.83
Expected term (in years)	3.98	4.22
Expected volatility	115.68%	113.30%
Risk-free interest rate	3.86%	3.66%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	March 31,	December 31,
	2026	2025
Research and development prepaid expenses	$4,847	$4,320
Prepaid insurance	653	866
Prepaid travel expenses	243	103
Other prepaid expenses and current assets	405	664
Total	$6,148	$5,953

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$2,711	$2,711
Lab equipment	1,513	1,513
Office furniture & fixtures	522	522
Computer equipment	170	170
Property and equipment, gross	4,916	4,916
Less: accumulated depreciation and amortization	(4,835)	(4,814)
Property and equipment, net	$81	$102

Depreciation and amortization expense was $21,000 and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	March 31,	December 31,
	2026	2025
Research and development accrued expenses	$3,422	$3,775
Accrued employee and related compensation expenses	1,889	1,589
Accrued legal and professional expenses	321	261
Other	168	120
Total	$5,800	$5,745

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The Company has received an aggregate of $2.3 million from CIRM through March 31, 2026.   There are no further amounts available for future distribution to the Company under the grant.

Under the terms of the grant, both CIRM and the Company agreed to co-fund the research project and the amount of the Company’s co-funding requirement was predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded inventions per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company accounted for this award as a liability. Given the uncertainty in amounts due upon repayment, the Company has recorded amounts received without any discount or interest recorded, and upon determination of amounts that would become due, the Company will adjust accordingly. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company has applied to the CIRM grant the recognition and measurement guidance in ASC Topic 958-605 Not-for-Profit Entities: Revenue Recognition—Contributions by analogy. As of each of March 31, 2026 and December 31, 2025, the amount of CIRM grant received of $2.3 million is included in other non-current liabilities in the condensed consolidated balance sheets.

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

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. As of March 31, 2026, the Company recorded $50,000 in accrued expenses and other current liabilities in the condensed consolidated balance sheets related to annual license maintenance fees, with corresponding recognition of such amount as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. The Company recognized $35,000 in annual license maintenance fees as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

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

The Company paid a license issue fee of $75,000, following the execution of the agreement, in January 2025. The Company is also obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement, as follows: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. The Company is also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. The Company will pay low single-digit royalties on net sales of licensed products, if approved. The Company will pay Stanford a portion of sublicensee consideration if a sublicense is granted. As of March 31, 2026 and December 31, 2025, there was $0 and $25,000, respectively, of accounts payable recorded in the condensed consolidated balance sheets related to the annual license maintenance fee.

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

Pre-Funded Warrants

The exercise price of each Pre-Funded Warrant is $0.0001 per share. The Pre-Funded Warrants are exercisable at the option of each holder in whole or in part at any time after their original issuance and have no expiration date. The Pre-Funded Warrants may be exercised by means of cash or the cashless settlement of the net number of shares of common stock determined according to a formula set forth in the Pre-Funded Warrants. However, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99% or 19.99%) of the number of issued and outstanding shares of common stock following such exercise. However, any holder of a Pre-Funded Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that the holder shall provide at least 61 days’ prior written notice to the Company prior to the date such increase shall be effective.

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

As of March 31, 2026, none of the Pre-Funded Warrants have been exercised.

Common Warrants

The exercise price of each Common Warrant is $2.92 per share. Each Common Warrant is exercisable commencing on the six month anniversary of the date of issuance and thereafter for a period of four years. The Common Warrants may be exercised by means of cash or the cashless settlement of the net number of shares of common stock determined according to a formula set forth in the Common Warrants. However, a holder will not be entitled to exercise any portion of any Common Warrant that, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by such holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99% or 19.99%) of the number of issued and outstanding shares of common stock following such exercise. However, any holder of a Common Warrant may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that the holder shall provide at least 61 days’ prior written notice to the Company prior to the date such increase shall be effective.

Pursuant to the terms of the Common Warrant, upon the consummation of a Fundamental Transaction, as defined in the Common Warrants, the holders of the Common Warrants are entitled to receive, upon exercise of the Common Warrant, the kind and amount of securities, cash or other property that such holders would have received had they exercised the Common Warrants immediately prior to such Fundamental Transaction, without regard to any limitations on exercise contained in the Common Warrants or the holder may require the Company or the successor entity to repurchase the unexercised portion of the Common Warrant for its Black Scholes Value, as defined in the Common Warrant; provided, however, if the holder shall only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) at the Black Scholes Value of the unexercised portion of the Common Warrant, that is being offered and paid to the holders of common stock of the Company in connection with the Fundamental Transaction, whether that consideration be in the form of cash, shares or any combination thereof, or whether the holders of common stock are given the choice to receive from among alternative forms of consideration in connection with the Fundamental Transaction; provided, further, that if holders of common stock of the Company are not offered or paid any consideration in such Fundamental Transaction, such holders of common stock will be deemed to have received common stock of the successor entity (which successor entity may be the Company following such Fundamental Transaction) in such Fundamental Transaction.

The Company concluded that the Common Warrants did not meet the equity indexation criteria due to the certain inputs to estimate the number of shares issuable in a Fundamental Transaction and the Common Warrants are therefore accounted for as liabilities. The Company recorded $24.7 million to warrant liability upon issuance of the Common Warrants. The Company estimated fair value of the Common Warrants at the issuance date using the Black-Scholes valuation model and will remeasure the liability at each reporting date. The Company recorded a change in fair value of warrant liability of $9.6 million in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026. Refer to Note 3 for assumptions used to estimate the Common Warrants fair value.

As of March 31, 2026, none of the Common Warrants have been exercised.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2026, the Company leased approximately 25,900 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

In December 2025, in connection with the cessation of the Company’s vivarium operations and consolidation of personnel office space, the Company ceased use of a portion of its leased headquarters space. As a result, the right-of-use asset associated with that lease was impaired by $0.4 million.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$203	$232
Short-term lease cost	—	169
Variable lease cost	178	118
Total lease cost	$381	$519

Supplemental information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2026	2025

Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$496	$356
Weighted average remaining lease term (years)	0.39	1.4
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of March 31, 2026 (in thousands):

Year Ending December 31,	Amount

2026 (remainder of the year)	764
Total undiscounted lease payments	764
Less imputed interest	(7)
Total discounted lease payments	757
Less current portion of lease liability	(757)
Noncurrent portion of lease liability	$—

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2026, and no royalties were due as of such date. The Company recognized $50,000 and $35,000 in annual license maintenance fees as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. As of each of March 31, 2026 and December 31, 2025, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2026, and no royalties were due as of such date. As of March 31, 2026, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical trials of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ motion to dismiss was filed on April 20, 2026.

In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California, and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899). The derivative complaints name as defendants certain of the Company’s current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions. The Company believes the claims raised in these lawsuits are without merit, and intends to defend these matters vigorously. However, there can be no assurance that the Company will prevail. The Company is unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2026. Regardless of outcome, litigation can have an adverse impact on the Company due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

The Company believes that it is not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations  or cash flows.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of each of March 31, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 27,996,819 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of March 31, 2026.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. There were no outstanding shares of non-voting common stock as of March 31, 2026 and December 31, 2025.

 As of March 31, 2026 and December 31, 2025, the Company had common stock reserved for future issuance as follows:

	March 31,	December 31,
	2026	2025
Outstanding and issued common stock options	2,671,358	2,246,206
Outstanding and issued restricted stock units	170,100	198,900
Outstanding and issued performance-based restricted stock units	—	20,000
Shares issuable upon exercise of Public Warrants (1)	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	12,345,707
Shares issuable upon exercise of Pre-Funded Warrants	675,000	675,000
Shares available for grant under Equity Incentive Plans	418,817	843,360
Shares available for grant under Employee Stock Purchase Plan	920,827	920,827
Shares available for grant under 2022 Inducement Equity Incentive Plan	180,960	132,769
Total shares of common stock reserved	17,882,755	17,882,755

1)	The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Public Warrants”). A holder may purchase one share of the Company’s common stock for every ten Public Warrants at an exercise price of $115.00 per share. The Public Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Public Warrants were reclassified to equity in January 2023.

Shelf Registration Statement

On March 19, 2025, the Company filed a new shelf registration statement on Form S-3 (the “S-3”) with the SEC, which was declared effective on March 26, 2025. As of March 31, 2026, the Company can sell from time to time up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the S-3. The terms of any offering under the S-3 will be established at the time of such offering and will be described in a prospectus supplement to the S-3 filed with the SEC prior to the completion of any such offering.

ATM Offerings

On March 19, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, the Company filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of March 31, 2026, the Company issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

As of March 31, 2026, $93.5 million remained available under the ATM Prospectus.

Underwritten Offering

On September 18, 2025, the Company entered into an underwriting agreement with TD Securities (USA) LLC as the representative of the several underwriters, relating to an underwritten public offering under the S-3 of an aggregate of 11,670,707 shares of common stock, Pre-Funded Warrants to purchase 675,000 shares of common stock and Common Warrants to purchase 12,345,707 shares of common stock. The Company received net proceeds of $27.5 million.

As of March 31, 2026, $170.0 million remained available and unallocated under the S-3.

NOTE 10. STOCK-BASED COMPENSATION

As of March 31, 2026, 2,750,719 shares were reserved for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”), of which 418,817 shares were available for future grant and 2,331,902 shares were subject to outstanding options and restricted stock units (“RSUs”), including 30,894 shares subject to performance-based awards. As of March 31, 2026, options to purchase 140,516 shares of common stock remained outstanding and unexercised, and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of March 31, 2026, 1,000,000 shares were reserved under the 2024 Employee Stock Purchase Plan (the “ESPP”), of which 920,827 shares were available for future issuance and 79,173 shares had been issued. As of March 31, 2026, 550,000 shares were reserved for issuance under the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”), of which 180,960 shares were available for future grant and 369,040 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Equity Incentive Plan (the “2021 Plan”), the 2022 Inducement Plan and the 2019 EIP for the three months ended March 31, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	2,246,206	$13.72	4.81	$—
Options granted	1,262,300	1.65
Options cancelled/forfeited	(837,148)	7.08
Balance, March 31, 2026	2,671,358	10.10	7.43	—
Vested and expected to vest, March 31, 2026	2,671,358	10.10	7.43	—
Exercisable, March 31, 2026	1,018,023	18.93	4.33	—

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. No options were exercised during the three months ended March 31, 2026 and 2025.

The total fair value of options that vested during the three months ended March 31, 2026 and 2025 was $0.9 million and $2.7 million, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $1.33 and $4.92 per share, respectively.

Unamortized stock-based compensation expense as of March 31, 2026 was $5.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Performance-Based Stock Options

There was no performance-based stock option activity under the 2024 Plan or the 2021 Plan during the three months ended March 31, 2026.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	30,894	$7.33	4.43	$—
Balance, March 31, 2026	30,894	$7.33	4.18	$—
Vested and expected to vest, March 31, 2026	30,894	$7.33	4.18	$—
Exercisable, March 31, 2026	30,894	$7.33	4.18	$—

Restricted Stock Units (RSUs)

The following table provides a summary of RSU activity under the 2024 Plan during the three months ended March 31, 2026:

	Number of Share	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2025	198,900	$6.00
Forfeited	(28,800)	$6.00
Unvested restricted stock units at March 31, 2026	170,100	$6.00

Performance Restricted Stock Units (PSUs)

 In June 2024, the Company granted PSUs for 20,000 shares that would vest in full if the closing price of the Company’s common stock on the Nasdaq Capital Market reached or exceeded $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days within two years from the grant date. If the vesting condition was not met within two years from the grant date, the PSUs would be forfeited. The Company concluded that issued PSUs were equity-based awards and include a market based vesting condition. The Company used a Monte Carlo simulation model to estimate the fair value of the PSUs with the following assumptions: common stock fair value of $23.95, which was the closing market price of the Company’s common stock at the grant date, volatility of 133.00%, risk free rate of 4.87%, and vesting term of 2.0 years. Total estimated fair value of $0.4 million was recognized as stock-based compensation expense over 0.4 years, the derived requisite service period from the grant date.

In January 2026, the employee holding the PSUs was terminated and the award was forfeited. No stock-based compensation expense was reversed upon forfeiture, as the award included only a market-based vesting condition and the derived requisite service period had been completed.

Employee Stock Purchase Plan

The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2026 and 2025, and recognized less than $0.1 million and $0.1 million compensation expense related to the ESPP during the three months ended March 31, 2026 and 2025, respectively. There was $0.2 million unamortized stock-based compensation for shares issuable under the ESPP as of March 31, 2026, which is expected to be recognized over a weighted-average period of 1.7 years. The Company recorded $0.1 million in accrued expenses and other current liabilities related to contributions withheld as of March 31, 2026.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$202	$1,240
Research and development	221	571
Total	$423	$1,811

The Company recognized $0.1 million and zero stock-based compensation expense related to performance-based options, PSUs and RSUs during the three months ended March 31, 2026 and 2025, respectively.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.08	6.01 – 6.08
Expected volatility	99.87% – 100.05%	97.37% – 97.93%
Risk-free interest rate	3.85% – 3.88%	3.93% – 4.35%
Expected dividend yield	—	—

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(1,174)	$(21,241)
Denominator:
Weighted average common shares and pre-funded warrant shares outstanding	28,671,819 (a)	15,022,122
Weighted average shares used to compute basic and diluted net loss per share	28,671,819	15,022,122
Net loss per share attributable to common stockholders – basic and diluted	$(0.04)	$(1.41)

(a)	Includes 675,000 weighted-average shares underlying pre-funded warrants outstanding during the period, as such warrants are exercisable at any time for nominal consideration ($0.0001 per share).

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	March 31,
	2026	2025
Outstanding and issued common stock options	2,671,358	2,186,226
Outstanding and issued restricted stock units	170,100	—
Shares issuable upon exercise of Public Warrants	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	—
Unvested performance-based restricted stock units	—	20,000
Total	15,687,151	2,706,212

NOTE 12. RELATED PARTIES

In the first quarter of 2024, a senior executive of the Company joined the board of directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three months ended March 31, 2026 and 2025, the Company incurred $0.3 million and $0.2 million, respectively, for various information technology support services performed by this service provider. There was $0.1 million of accounts payable recognized in the condensed consolidated balance sheets as of each of March 31, 2026 and December 31, 2025.

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

In addition to the significant expense categories included within net loss presented in the Company’s condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Personnel-related costs	$4,038	$8,431
General and overhead costs	3,291	3,611

Program costs
Briquilimab platform	266	1,957
CMO	882	2,138
CSU	2,378	2,746
Asthma	(327)	1,393
CIndU	424	885
SCID	—	523
MDS/AML	—	118
Total program costs	3,623	9,760
Total operating expense	10,952	21,802
Other income, net	9,778	561
Net loss	$(1,174)	$(21,241)

All long-lived assets are located in the United States.

NOTE 14. RESTRUCTURING

Starting in July 2025, the Company implemented a corporate reorganization and other cost reduction measures to extend its cash runway. These actions included a workforce reduction, refinement of the Company’s operating plan to focus on briquilimab clinical development programs in chronic urticaria, halting enrollment in its Phase 1b asthma study, discontinuation of other clinical and preclinical programs and cessation of vivarium operations. In 2025, the Company incurred restructuring charges related to workforce reduction of approximately $2.3 million, primarily related to severance payments, and recognized impairment charges of $1.1 million related to the abandonment of certain fixed assets and a right-of-use asset associated with vivarium operations.

As of March 31, 2026 and December 31, 2025, the Company had $0.3 million and $0.4 million, respectively, of accrued severance costs related to the termination of one employee in connection with the restructuring, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The related severance payments are expected to be made over a period of approximately 12 months, through January 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors”, in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Cautionary Note Regarding Forward-Looking Statements” below. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Forward -looking statements in this Quarterly Report may include, for example, but are not limited to, statements about:

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

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, as updated by the factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

We have incurred significant losses and negative cash flows from operations since our inception. During the three months ended March 31, 2026 and 2025 we incurred net losses of $1.2 million and $21.2 million, respectively. We generated negative operating cash flows of $14.5 million and $22.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $317.8 million.

We had cash and cash equivalents of $14.1 million as of March 31, 2026. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. Accordingly, based on our current operating plan, and along with our history of operating losses, our current cash and cash equivalents will not be sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

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

Total Other Income, Net

Total other income, net includes foreign currency transactions gains and losses, interest income and changes in the fair value of warrant liability. Warrant liability was classified as a liability in our condensed consolidated financial statements and was re-measured at each reporting period end.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
Operating expenses
Research and development	$5,814	$16,157	$(10,343)	(64)
General and administrative	5,138	5,645	(507)	(9)
Total operating expenses	10,952	21,802	(10,850)	(50)
Loss from operations	(10,952)	(21,802)	10,850	(50)
Interest income	164	624	(460)	(74)
Change in fair value of warrant liability	9,640	—	9,640	100
Other expense, net	(26)	(63)	37	(59)
Total other income, net	9,778	561	9,217	NM
Net loss and comprehensive loss	$(1,174)	$(21,241)	$20,067	(94)

NM = Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%

Personnel-related costs	$1,320	$4,821	$(3,501)	(73)
General and overhead costs	871	1,576	(705)	(45)
Program costs	3,623	9,760	(6,137)	(63)
Total research and development expenses	$5,814	$16,157	$(10,343)	(64)

NM = Not meaningful

Research and development expenses decreased by $10.4 million, from $16.2 million for the three months ended March 31, 2025 to $5.8 million for the three months ended March 31, 2026.

Personnel-related costs, including employee payroll and related expenses, decreased by $3.5 million, from $4.8 million for the three months ended March 31, 2025 to $1.3 million for the three months ended March 31, 2026, primarily due to the workforce reduction as part of the corporate reorganization in 2025. Stock-based compensation expenses, included in personnel-related costs, decreased by $0.4 million, from $0.6 million for the three months ended March 31, 2025 to $0.2 million for the three months ended March 31, 2026.

General and overhead costs, which include common facilities, human resources and information technology related expenses allocated to research and development, decreased by $0.7 million, from $1.6 million for the three months ended March 31, 2025 to $0.9 million for the three months ended March 31, 2026, primarily due to decreased allocated overheads to research and development costs following our corporate reorganization in 2025.

Program costs decreased by $6.2 million, from $9.8 million for the three months ended March 31, 2025 to $3.6 million for the three months ended March 31, 2026. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, CMOs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses decreased primarily due to a decrease in CRO expenses of $2.0 million from $4.0 million for the three months ended March 31, 2025 to $2.0 million for the three months ended March 31, 2026, a decrease in CMO expenses of $1.2 million from $2.1 million for the three months ended March 31, 2025 to $0.9 million for the three months ended March 31, 2026, a decrease in external consulting and other professional services costs of $1.2 million from $1.8 million for the three months ended March 31, 2025 to $0.6 million for the three months ended March 31, 2026, and a decrease in the preclinical in vivo study costs of $0.8 million with no such costs incurred during the three months ended March 31, 2026, as we halted the related preclinical programs in 2025.

Our program costs for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
Briquilimab platform	$266	$1,957	$(1,691)	(86)
CMO	882	2,138	(1,256)	(59)
CSU	2,378	2,746	(368)	(13)
Asthma	(327)	1,393	(1,720)	(123)
CIndU	424	885	(461)	(52)
SCID	—	523	(523)	(100)
MDS/AML	—	118	(118)	(100)
Total program costs	$3,623	$9,760	$(6,137)	(63)

At the program level, the decrease in clinical program expenses was primarily driven by decreased costs related to the asthma program, briquilimab platform and CMO product development and manufacturing expenses not allocated to specific programs. Enrollment in the ETESIAN study for the asthma program, which began in late 2024, was halted in July 2025. The decrease in asthma program expenses during the three months ended March 31, 2026 was further impacted by reductions in previously accrued CRO investigator grant costs following the reconciliation and close-out of the study. We substantially discontinued the SCID program in 2025 and MDS/AML program in late 2024 and do not expect to incur significant costs related to these programs in the future.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, from $5.6 million for the three months ended March 31, 2025 to $5.1 million for the three months ended March 31, 2026. Employee payroll and related expenses decreased by $0.7 million, from $3.3 million for the three months ended March 31, 2025 to $2.6 million for the three months ended March 31, 2026, primarily due to a decrease in stock-based compensation expenses. Stock-based compensation expenses, included in employee payroll and related expenses, were $0.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Expenses related to professional consulting services decreased by $0.1 million, from $2.0 million for the three months ended March 31, 2025 to $1.9 million for the three months ended March 31, 2026. Rent expenses decreased by $0.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Other expenses increased by $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily related to an increase in allocation of overhead costs.

Total Other Income, Net

Total other income, net increased by $9.2 million, from $0.6 million for the three months ended March 31, 2025 to $9.8 million for the three months ended March 31, 2026.

Interest income decreased by $0.4 million, from $0.6 million for the three months ended March 31, 2025 to $0.2 million for the three months ended March 31, 2026, primarily due to lower cash balances invested in money market funds.

The change in fair value of warrant liability of $9.6 million for three months ended March 31, 2026 represents a decrease in the fair value of common stock warrants issued in connection with our underwritten public offering in September 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $14.1 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on March 19, 2025, we filed a new universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective on March 26, 2025 and superseded our prior universal shelf registration statement. As of March 31, 2026, we can sell from time to time up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for our own account in one or more offerings under the Shelf Registration Statement. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering. However, as of March 31, 2026, the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, so the amount we can raise through primary public offerings of securities, including through the ATM offering, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of March 31, 2026, we issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of March 31, 2026, $93.5 million remains allocated and available under the ATM Prospectus and $170.0 million remains available and unallocated under the Shelf Registration Statement.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $317.8 million. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Quarterly Report. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches, and given the imminent need for additional funding to continue to fund operations in the near-term, we are actively seeking additional capital to extend our cash runway. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. While we routinely evaluate cost reduction measures to proactively manage cash burn, if we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to take broader actions such as to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of March 31, 2026.

Leases

As of March 31, 2026, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of March 31, 2026, our rent commitments under the lease agreement were $0.8 million within the next 12 months from March 31, 2026.

Stanford License Agreements

In March 2021, we entered into an exclusive license agreement with Stanford (the “2021 Stanford License Agreement ”). In July 2023, we entered into an amendment to the 2021 Stanford License Agreement to modify certain milestones set forth thereunder. Pursuant to the 2021 Stanford License Agreement we are required to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year, and $50,000 at each anniversary thereafter ending upon the first commercial sale. We are also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products were in development as of March 31, 2026, and no such royalties were due as of such date and no milestones were achieved.

In December 2024, we entered into a co-exclusive license agreement with Stanford (the “2024 Stanford License Agreement ”). Pursuant to the 2024 Stanford License Agreement, we are required to pay a license issuance fee of $75,000, which was paid in January 2025, and annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. We are also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. We will also pay low single-digit royalties on net sales of licensed products. All products are in development as of March 31, 2026, and no such royalties were due as of such date and no milestones were achieved.

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Three Months ended March 31,
	2026	2025
Net cash used in operating activities	$(14,548)	$(22,842)
Net cash provided by investing activities	—	4
Net decrease in cash and cash equivalents and restricted cash	$(14,548)	$(22,838)

Cash Flows from Operating Activities

Net cash used in operating activities was $14.5 million and $22.8 million for the three months ended March 31, 2026 and 2025, respectively.

Cash used in operating activities in the three months ended March 31, 2026 was primarily due to our net loss for the period of $1.2 million, net change of non-cash items totaling $9.0 million and net change of $4.3 million in our net operating assets and liabilities. The non-cash items consisted of change in fair value of warrant liability of $9.6 million, partially offset by $0.4 million related to stock-based compensation expense and $0.2 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $3.8 million in accounts payable, a decrease of $0.5 million in the operating lease liability and an increase of $0.2 million in prepaid expenses and other current assets, partially offset by an increase of $0.1 million in accrued expenses and other current liabilities.

Cash used in operating activities in the three months ended March 31, 2025 was primarily due to our net loss for the period of $21.2 million and a net change of $3.9 million in our net operating assets and liabilities, partially offset by non-cash items totaling $2.3 million. The non-cash amounts consisted of $1.8 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization expense and $0.2 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $2.6 million in accrued expenses and other current liabilities, a decrease of $1.0 million in accounts payable, a decrease of $0.3 million in operating lease liability, and an increase of $0.2 million in prepaid expenses and other current assets, offset by a decrease of $0.3 million in other non-current assets.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026. Cash used in investing activities was less than $0.1 million for the three months ended March 31, 2025, consisting of sales of property and equipment.

Cash Flows from Financing Activities

There were no cash flows from financing activities for each of the three months ended March 31, 2026 and 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in Note 2 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report and Note 2 to the condensed consolidated financial statements included in Part II - Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026. There have been no material changes to our significant accounting policies since the date of issuance of our consolidated financial statements for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for more information regarding recently issued accounting pronouncements.

Smaller Reporting Company Status

We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical trials of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ motion to dismiss was filed on April 20, 2026.

In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California, and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899).  The derivative complaints name as defendants certain of our current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions. We believe the claims raised in these lawsuits are without merit, and intend to defend these matters vigorously. However, there can be no assurance that we will prevail. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in our financial statements as of and for the three months ended March 31, 2026. Regardless of outcome, litigation can have an adverse impact on us due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

We believe that we are not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception which raises substantial doubt about our ability to continue as a going concern. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception, which raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report on Form 10-Q. See below risk factor, “As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we will need to raise additional financing to continue our products’ development.” for additional details. For the three months ended March 31, 2026 and 2025, we reported net losses of $1.2 million and $21.2 million, respectively. For the three months ended March 31, 2026 and 2025, we reported negative operating cash flows of $14.5 million and $22.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $317.8 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. For example, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability. As of March 31, 2026, our cash and cash equivalents were $14.1 million and we had an accumulated deficit of $317.8 million. We will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on March 19, 2025, and which was declared effective on March 26, 2025 and will expire on March 26, 2028 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $300.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the Shelf Registration Statement in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million. As of March 31, 2026, we have issued and sold an aggregate of 1,231,447 shares of our common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of March 31, 2026, $93.5 million remains allocated and available under the ATM Prospectus and approximately $170.0 million remains available and unallocated under the Shelf Registration Statement. However, as of March 31, 2026, the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, so the amount we can raise through primary public offerings of securities, including through the ATM offering, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. Although we still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to fund operations raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report on Form 10-Q. Our financial statements as of March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches, and given the imminent need for additional funding to continue to fund operations in the near-term, we are actively seeking additional capital to extend the cash runway. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. While we routinely evaluate cost reduction measures to proactively manage cash burn, if we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to take broader actions such as to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Factors affecting the trading price of our securities may include:

●	adverse regulatory decisions;

●	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	the war in Iran and other conflicts and instability in the Middle East, the ongoing conflict between Ukraine and Russia, instability in Venezuela and other geopolitical conflicts and the global impact of restrictions and sanctions imposed on Russia and the impact thereof on the markets generally, including any adverse effects on macroeconomic conditions such as inflation;

●	the commencement, enrollment or results of any future clinical trials we may conduct, or changes in the development status of our product candidates;

●	adverse results from, delays in or termination of clinical trials;

●	unanticipated serious safety concerns related to the use of our product candidates;

●	lower than expected market acceptance of our product candidates following approval for commercialization;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	changes in the market valuations of similar companies;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	investors’ general perception of our business or management;

●	recruitment or departure of key personnel;

●	overall performance of the equity markets;

●	disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control.

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2025 to December 31, 2025, our closing stock price ranged from $1.58 to $21.09 per share. From January 2, 2026 to May 11, 2026, our closing stock price ranged from $0.67 to $2.05 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of March 31, 2026, our directors and executive officers and their affiliates beneficially owned approximately 15.6% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of March 31, 2026, 418,817 shares and 920,827 shares of our common stock are reserved for future issuance under the 2024 Plan and the 2024 ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of March 31, 2026, 180,960 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of March 31, 2026, options to purchase an aggregate of 2,671,358 shares of our common stock were outstanding.

Additionally, as of March 31, 2026, we had outstanding Pre-Funded Warrants to purchase up to an aggregate of 675,000 shares of common stock and Common Warrants to purchase up to an aggregate of 12,345,707 shares of common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

JASPER THERAPEUTICS, INC.

Date: May 14, 2026	By:	/s/ Jeet Mahal
Jeet Mahal
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)