Form 10-Q
period 2026-06-30
Jasper Therapeutics, Inc.
filed 2026-08-14
CIK 1788028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026 the number of shares of the registrant’s common stock outstanding was 33,274,561 shares of voting common stock, $0.0001 par value per share, and no shares of non-voting common stock, $0.0001 par value per share.

JASPER THERAPEUTICS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$7,314	$28,692
Restricted cash, current	417	—
Prepaid expenses and other current assets	3,840	5,953
Total current assets	11,571	34,645

Property and equipment, net	60	102
Operating lease right-of-use assets	128	502
Restricted cash, non-current	—	417
Other non-current assets	43	113
Total assets	$11,802	$35,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,778	$6,220
Operating lease liabilities	270	1,235
Accrued expenses and other current liabilities	4,797	5,745
Total current liabilities	7,845	13,200
Warrant liability	2,544	16,164
Other non-current liabilities	—	2,264
Total liabilities	10,389	31,628

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.0001 par value — 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value — 492,000,000 shares authorized at June 30, 2026 and December 31, 2025; 28,079,552 and 27,996,819 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	322,014	320,818
Accumulated deficit	(320,604)	(316,670)
Total stockholders’ equity	1,413	4,151
Total liabilities and stockholders’ equity	$11,802	$35,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$5,135	$21,196	$10,949	$37,353
General and administrative	4,072	5,880	9,210	11,525
Total operating expenses	9,207	27,076	20,159	48,878
Loss from operations	(9,207)	(27,076)	(20,159)	(48,878)
Interest income	82	437	246	1,061
Change in fair value of warrant liability	3,980	—	13,620	—
Other income (expense), net	2,385	(84)	2,359	(147)
Total other income, net	6,447	353	16,225	914
Net loss and comprehensive loss	$(2,760)	$(26,723)	$(3,934)	$(47,964)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(1.74)	$(0.14)	$(3.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,696,937	15,333,962	28,684,447	15,178,904

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended June 30, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	27,996,819	3	321,241	(317,844)	3,400
Issuance of common stock pursuant to Employee Stock Purchase Plan	12,983	—	9	—	9
Issuance of common stock for vested restricted stock units	69,750	—	—	—	—
Stock-based compensation expense	—	—	764	—	764
Net loss	—	—	—	(2,760)	(2,760)
Balance as of June 30, 2026	28,079,552	3	322,014	(320,604)	1,413

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	15,022,122	$2	$304,352	$(262,110)	$42,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	47,763	—	223	—	223
Issuance of common stock for vested restricted stock units	12,000	—	—	—	—
Issuance of common stock through ATM line net of commissions and issuance costs of $0.3 million	1,137,358	—	5,940	—	5,940
Stock-based compensation expense	—	—	1,817	—	1,817
Net loss	—	—	—	(26,723)	(26,723)
Balance as of June 30, 2025	16,219,243	$2	$312,332	$(288,833)	$23,501

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	27,996,819	3	320,818	(316,670)	4,151
Issuance of common stock pursuant to Employee Stock Purchase Plan	12,983	—	9	—	9
Issuance of common stock for vested restricted stock units	69,750	—	—	—	—
Stock-based compensation expense	—	—	1,187	—	1,187
Net loss	—	—	—	(3,934)	(3,934)
Balance as of June 30, 2026	28,079,552	3	322,014	(320,604)	1,413

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	15,022,122	$2	$302,541	$(240,869)	$61,674
Issuance of common stock pursuant to Employee Stock Purchase Plan	47,763	—	223	—	223
Issuance of common stock for vested restricted stock units	12,000	—	—	—	—
Issuance of common stock through ATM line net of commissions and issuance costs of $0.3 million	1,137,358	—	5,940	—	5,940
Stock-based compensation expense	—	—	3,628	—	3,628
Net loss	—	—	—	(47,964)	(47,964)
Balance as of June 30, 2025	16,219,243	$2	$312,332	$(288,833)	$23,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(3,934)	$(47,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	42	537
Non-cash lease expense	374	508
Stock-based compensation expense	1,187	3,628
Change in fair value of warrant liability	(13,620)	—
(Gain) loss on disposal of property and equipment	(80)	2
Gain on reversal of CIRM grant liability	(2,264)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,113	718
Other non-current assets	70	628
Accounts payable	(3,442)	4,007
Accrued expenses and other current liabilities	(948)	391
Operating lease liability	(965)	(750)
Net cash used in operating activities	(21,467)	(38,295)
Cash flows provided by investing activities
Purchases of property and equipment	—	(7)
Proceeds from sales of property and equipment	80	12
Net cash provided by investing activities	80	5
Cash flows from financing activities
Proceeds from issuance of common stock through ATM and underwritten offerings, net	—	5,940
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	9	223
Net cash provided by financing activities	9	6,163
Net decrease in cash, cash equivalents and restricted cash	(21,378)	(32,127)
Cash, cash equivalents and restricted cash at beginning of the period	29,109	72,054
Cash, cash equivalents and restricted cash at end of the period	$7,731	$39,927
Supplemental and non-cash items reconciliations
Right-of-use asset obtained in exchange for lease liabilities	$—	$1,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JASPER THERAPEUTICS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Jasper Therapeutics, Inc., together with its consolidated subsidiary, Jasper Tx Corp. (collectively, “Jasper” or the “Company”), was incorporated in the State of Delaware in March 2018. The Company’s headquarters are located in Redwood City, California. In September 2021, the Company completed a merger with Amplitude Healthcare Acquisition Corporation and became a public company. On July 16, 2026, the Company acquired Kira Pharmaceuticals, a Cayman Islands exempted company (“Kira”) (See Note 15). Jasper is a clinical-stage biotechnology company advancing a pipeline of biologic agents designed to improve outcomes in patients with immunologically-driven disorders.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 30, 2026. There were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. The information as of December 31, 2025, included in the condensed consolidated balance sheets was derived from the Company’s audited financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.

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

The Company has incurred significant losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2026, the Company incurred net losses of $2.8 million and $3.9 million, respectively. During the three and six months ended June 30, 2025, the Company incurred net losses of $26.7 million and $48.0 million, respectively. During the six months ended June 30, 2026 and 2025, the Company had negative cash flows from operations of $21.5 million and $38.3 million, respectively. As of June 30, 2026, the Company had an accumulated deficit of $320.6 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support the Company’s cost structure. As of June 30, 2026, the Company had cash and cash equivalents of $7.3 million. In July 2026, the Company completed a private placement financing through the sale of non-voting convertible preferred stock, resulting in gross proceeds of $132.0 million (see Note 15). The Company has agreed to seek a stockholder vote to convert the Non-Voting Convertible Preferred Stock within 120 days from the closing of the merger. In addition, in the event the Company is unable to obtain stockholder approval of the conversion of the Non-Voting Convertible Preferred Stock within 12 months of the closing of the Merger, holders have the right to require the Company to repurchase the Non-Voting Convertible Preferred Stock at the then current fair market value. Accordingly, based on the Company’s current operating plan, and along with the Company’s history of operating losses, and given the potential risk of having to repurchase the Non-Voting Convertible Preferred Stock if the Company is unable to obtain stockholder approval to convert it to Common Stock within 12 months, the Company’s current cash and cash equivalents may not be sufficient to fund the Company’s ongoing operations for a period of at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$7,314	$28,692
Restricted cash, current	417	—
Restricted cash, non-current	—	417
Total cash, cash equivalents and restricted cash	$7,731	$29,109

Cash and cash equivalents consist of cash held in operating accounts and investments in money market funds. Restricted cash relates to the letter of credit secured in conjunction with the operating lease (Note 8) and was included in current assets in the condensed consolidated balance sheets as of June 30, 2026. Restricted cash was non-current in the condensed consolidated balance sheets as of December 31, 2025.

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

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data, such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. The Company had no financial instruments classified at Level 2 as of June 30, 2026 and December 31, 2025.

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable. As of June 30, 2026 and December 31, 2025, the Company’s Level 3 liabilities consisted of the warrant liability.

There were no transfers within the hierarchy during the three and six months ended June 30, 2026 and 2025.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$6,314	$—	$—	$6,314
Total fair value of assets	$6,314	$—	$—	$6,314

Financial liabilities
Warrant liability	$—	$—	$2,544	$2,544
Total fair value of financial liabilities	$—	$—	$2,544	$2,544

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$27,692	$—	$—	$27,692
Total fair value of assets	$27,692	$—	$—	$27,692

Financial liabilities
Warrant liability	$—	$—	$16,164	$16,164
Total fair value of financial liabilities	$—	$—	$16,164	$16,164

The following table sets forth a summary of the changes in the fair value of the Company’s warrant liability (in thousands):

Warrant Liability
Fair Value as of December 31, 2025	$16,164
Change in the fair value	(9,640)
Fair Value as of March 31, 2026	6,524
Change in the fair value	(3,980)
Fair Value as of June 30, 2026	$2,544

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

The key inputs into valuation models used to estimate the fair value of the warrant liability as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Common stock price	$0.42	$1.83
Expected term (in years)	3.73	4.22
Expected volatility	119.82%	113.30%
Risk-free interest rate	4.16%	3.66%

NOTE 4. CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets

The following table summarizes the details of prepaid expenses and other current assets as of the dates set forth below (in thousands):

	June 30,	December 31,
	2026	2025
Research and development prepaid expenses	$2,836	$4,320
Prepaid insurance	519	866
Prepaid travel expenses	230	103
Other prepaid expenses and current assets	255	664
Total	$3,840	$5,953

Property and equipment, net

The following table summarizes the details of property and equipment, net as of the dates set forth below (in thousands):

	June 30,	December 31,
	2026	2025
Leasehold improvements	$2,711	$2,711
Lab equipment	871	1,513
Office furniture & fixtures	522	522
Computer equipment	170	170
Property and equipment, gross	4,274	4,916
Less: accumulated depreciation and amortization	(4,214)	(4,814)
Property and equipment, net	$60	$102

Depreciation and amortization expense was $21,000 and $0.3 million for the three months ended June 30, 2026 and 2025, and $42,000 and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

The following table summarizes the details of accrued expenses and other current liabilities as of the dates set forth below (in thousands):

	June 30,	December 31,
	2026	2025
Research and development accrued expenses	$2,585	$3,775
Accrued employee and related compensation expenses	1,452	1,589
Accrued legal and professional expenses	715	261
Other	45	120
Total	$4,797	$5,745

NOTE 5. CIRM GRANT

In November 2020, California Institute for Regenerative Medicine (“CIRM”) awarded the Company $2.3 million in support of the research project related to a monoclonal antibody that depletes blood stem cells and enables chemotherapy-free transplants. The Company has received an aggregate of $2.3 million from CIRM through June 30, 2026. There are no further amounts available for future distribution to the Company under the grant.

Under the terms of the grant, both CIRM and the Company agreed to co-fund the research project and the amount of the Company’s co-funding requirement was predetermined as a part of the award. Under the terms of the CIRM grant, the Company is obligated to pay royalties and licensing fees based on 0.1% of net sales of CIRM-funded inventions per $1.0 million of CIRM grant. As an alternative to revenue sharing, the Company has the option to convert the award to a loan. In the event the Company exercises its right to convert the award to a loan, it would be obligated to repay the loan within ten business days of making such election. Repayment amounts vary dependent on when the award is converted to a loan, ranging from 60% of the award granted to amounts received plus interest at the rate of the three-month LIBOR rate plus 25% per annum. Since the Company may be required to repay some or all of the amounts awarded by CIRM, the Company had historically accounted for this award as a liability, recorded without discount or interest given the uncertainty as to amounts that would become due. In the absence of explicit U.S. GAAP guidance on contributions received by business entities from government entities, the Company applied the recognition and measurement guidance in ASC Topic 958-605 Not-for-Profit Entities: Revenue Recognition—Contributions to the CIRM grant by analogy.

During the three months ended June 30, 2026, the Company determined that the principal path for briquilimab is obtaining and monetizing a priority review voucher, proceeds from which are excluded from royalty-bearing net sales under the CIRM grant. As a result, the Company determined it would not elect to convert the award to a loan and concluded that repayment is no longer probable. Accordingly, the Company reversed the $2.3 million liability and recognized a corresponding gain in other income during the three months ended June 30, 2026. As of June 30, 2026, no amount related to the CIRM grant is recorded in other non-current liabilities in the condensed consolidated balance sheet (compared to $2.3 million as of December 31, 2025).

NOTE 6. SIGNIFICANT AGREEMENTS

Stanford License Agreements

In March 2021, the Company entered into an exclusive license agreement with Stanford (as amended through June 2026, the “2021 Stanford License Agreement”). Each amendment modified certain milestones set forth thereunder. The Company received a worldwide, exclusive license, with a right to sublicense, for briquilimab in the field of depleting endogenous blood stem cells in patients for whom hematopoietic cell transplantation is indicated. Stanford transferred to the Company certain know-how and patents related to briquilimab (together, the “Licensed Technology”). Under the terms of this agreement, the Company is required to use commercially reasonable efforts to develop, manufacture and sell licensed product and to develop markets for a licensed product. In addition, the Company is required to use commercially reasonable efforts to meet the milestones as specified in the agreement over the approximately eight years from execution of the 2021 Stanford License Agreement and must notify Stanford in writing as each milestone is met.

The Company is obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement and ending upon the first commercial sale of a product, method, or service in the licensed field of use, as follows: $25,000 for each first and second year, $35,000 for each third and fourth year and $50,000 at each anniversary thereafter ending upon the first commercial sale. The Company is also obligated to pay late-stage clinical development milestone payments and first commercial sales milestone payments of up to $9.0 million in total. The Company will also pay low single-digit royalties on net sales of licensed products, if approved. The Company recognized $50,000 and $35,000 in annual license maintenance fees as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, respectively.

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

In June 2026, the Company entered into Amendment No. 3 to the Stanford License Agreement, which amended and restated the milestone schedule under the agreement, including milestones that extend through July 31, 2029.

The Company paid a license issue fee of $75,000, following the execution of the agreement, in January 2025. The Company is also obligated to pay annual license maintenance fees, beginning on the first anniversary of the effective date of the agreement, as follows: $25,000 for each of the first through third years, $50,000 for each of the fourth through sixth years and $65,000 at each anniversary thereafter. The Company is also obligated to pay clinical development milestone payments of up to $1.3 million and sales milestone payments of up to $7.0 million in total. The Company will pay low single-digit royalties on net sales of licensed products, if approved. The Company will pay Stanford a portion of sublicensee consideration if a sublicense is granted. As of June 30, 2026 and December 31, 2025, there was $0 and $25,000, respectively, of accounts payable recorded in the condensed consolidated balance sheets related to the annual license maintenance fee.

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

The Company concluded that the Pre-Funded Warrants met the equity indexation criteria and the Pre-Funded Warrants are therefore accounted for in stockholders’ equity. In the quarter-ended September 20, 2025 the Company recorded $0.3 million to additional paid-in capital upon issuance of the Pre-Funded Warrants.

As of June 30, 2026, none of the Pre-Funded Warrants have been exercised.

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

The Company concluded that the Common Warrants did not meet the equity indexation criteria due to the certain inputs to estimate the number of shares issuable in a Fundamental Transaction and the Common Warrants are therefore accounted for as liabilities. The Company recorded $24.7 million to warrant liability upon issuance of the Common Warrants. The Company estimated fair value of the Common Warrants at the issuance date using the Black-Scholes valuation model and will remeasure the liability at each reporting date. The Company recorded a change in fair value of warrant liability of $4.0 million and $13.6 million in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026, respectively. Refer to Note 3 for assumptions used to estimate the Common Warrants fair value.

As of June 30, 2026, none of the Common Warrants have been exercised.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2026, the Company leased approximately 25,900 square feet of laboratory and office space in Redwood City, California, under an operating lease that expires in August 2026.

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

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive loss, are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Lease cost
Operating lease cost	$400	$593
Short-term lease cost	—	169
Variable lease cost	341	317
Total lease cost	$741	$1,079

Supplemental information related to the Company’s operating leases is as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities (in thousands)	$992	$836
Weighted average remaining lease term (years)	0.15	1.13
Weighted average discount rate	8.00%	8.00%

The following table summarizes a maturity analysis of the Company’s operating lease liabilities showing the aggregate lease payments as of June 30, 2026 (in thousands):

Year Ending December 31,	Amount
2026 (remainder of the year)	$271
Total undiscounted lease payments	271
Less imputed interest	(1)
Total discounted lease payments	270
Less current portion of lease liability	(270)
Noncurrent portion of lease liability	$—

License Agreements

In March 2021, the Company entered into the 2021 Stanford License Agreement (Note 6), which was amended in July 2023, pursuant to which the Company is required to pay annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $9.0 million, and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2026, and no royalties were due as of such date. The Company recognized $50,000 and $35,000 in annual license maintenance fees as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026 and 2025, respectively. As of each of June 30, 2026 and December 31, 2025, no milestones were probable to be achieved and payable.

In December 2024, the Company entered into the 2024 Stanford License Agreement (Note 6), pursuant to which the Company is required to pay a license issue and annual license maintenance fees, clinical development and commercial sales milestone payments of up to an aggregate of $8.3 million and low single-digit royalties on net sales of licensed products. All products were in development as of June 30, 2025, and no royalties were due as of such date. As of June 30, 2026, no milestones were probable to be achieved and payable.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical trials of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ motion to dismiss was filed on April 20, 2026.  A hearing on defendants’ motion to dismiss is currently scheduled for October 15, 2026.  In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California, and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899).  The derivative complaints name as defendants certain of our current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions. We believe the claims raised in these lawsuits are without merit, and intend to defend these matters vigorously. However, there can be no assurance that we will prevail. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in our financial statements as of and for the three months ended June 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

The Company believes that it is not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026 and December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

NOTE 9. COMMON STOCK

The Company is authorized to issue 490,000,000 shares of voting common stock, 2,000,000 shares of non-voting common stock, and 10,000,000 shares of undesignated preferred stock. There were 28,079,552 shares of voting common stock, no shares of non-voting common stock and no shares of preferred stock issued and outstanding as of June 30, 2026.

Holders of the voting common stock and the non-voting common stock have similar rights, except that non-voting stockholders are not entitled to vote, including for the election of directors. Holders of voting common stock do not have conversion rights, while holders of non-voting common stock have the right to convert each share of non-voting common stock held by such holder into one share of voting common stock at such holder’s election by providing written notice to the Company, provided that as a result of such conversion, such holder, together with its affiliates, would not beneficially own in excess of 9.9% of the Company’s voting common stock following such conversion. There were no outstanding shares of non-voting common stock as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company had common stock reserved for future issuance as follows:

	June 30,	December 31,
	2026	2025
Outstanding and issued common stock options	2,386,099	2,246,206
Outstanding and issued restricted stock units	68,850	198,900
Outstanding and issued performance-based restricted stock units	—	20,000
Shares issuable upon exercise of Public Warrants (1)	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	12,345,707
Shares issuable upon exercise of Pre-Funded Warrants	675,000	675,000
Shares available for grant under Equity Incentive Plans	626,560	843,360
Shares available for grant under Employee Stock Purchase Plan	907,844	920,827
Shares available for grant under 2022 Inducement Equity Incentive Plan	193,002	132,769
Total shares of common stock reserved	17,703,048	17,882,755

(1)	The Company has 4,999,863 outstanding warrants to purchase an aggregate of 499,986 shares of its common stock (the “Public Warrants”). A holder may purchase one share of the Company’s common stock for every ten Public Warrants at an exercise price of $115.00 per share. The Public Warrants are publicly traded and exercisable during the exercise period, which commenced on October 24, 2021 and ends on September 24, 2026, for cash or, in certain circumstances, on a cashless basis. The Public Warrants were reclassified to equity in January 2023.

Shelf Registration Statement

On March 19, 2025, the Company filed a new shelf registration statement on Form S-3 (the “S-3”) with the SEC, which was declared effective on March 26, 2025. As of June 30, 2026, the Company can sell from time to time up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for the Company’s own account in one or more offerings under the S-3. The terms of any offering under the S-3 will be established at the time of such offering and will be described in a prospectus supplement to the S-3 filed with the SEC prior to the completion of any such offering.

ATM Offering

On March 19, 2025, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, the Company filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2026, the Company issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

As of June 30, 2026, $93.5 million remained available under the ATM Prospectus.

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

As of June 30, 2026, $170.0 million remained available and unallocated under the S-3.

NOTE 10. STOCK-BASED COMPENSATION

As of June 30, 2026, 2,680,969 shares were reserved for issuance under the 2024 Equity Incentive Plan (the “2024 Plan”), of which 626,560 shares were available for future grant and 2,054,409 shares were subject to outstanding options and restricted stock units (“RSUs”), including shares subject to performance-based awards of 16,278. As of June 30, 2026, options to purchase 43,542 shares of common stock remained outstanding and unexercised and continue to be governed by the 2019 Equity Incentive Plan (the “2019 EIP”). As of June 30, 2026, 1,000,000 shares were reserved under the 2024 Employee Stock Purchase Plan (the “ESPP”), of which 907,844 shares were available for future issuance and 92,156 shares had been issued. As of June 30, 2026, 550,000 shares were reserved for issuance under the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”), of which 193,002 shares were available for future grant and 356,998 shares were subject to outstanding stock options.

Stock Option Activity

The following table summarizes the stock option activities, including performance-based stock options, under the 2024 Plan, the 2021 Equity Incentive Plan (the “2021 Plan”), the 2022 Inducement Plan and the 2019 EIP for the six months ended June 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	2,246,206	$13.72	4.81	$—
Options granted	1,262,300	$1.65
Options cancelled/forfeited/expired	(1,122,407)	$8.23
Balance, June 30, 2026	2,386,099	$9.92	7.15	$—
Vested and expected to vest, June 30, 2026	2,386,099	$9.92	7.15	$—
Exercisable, June 30, 2026	959,629	$18.33	4.21	$—

The aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. No options were exercised during the three and six months ended June 30, 2026 and 2025.

The total fair value of options that vested during the six months ended June 30, 2026 and 2025 was $1.6 million and $5.2 million, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $1.33 and $4.77 per share, respectively.

Unamortized stock-based compensation expense as of June 30, 2026 was $4.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Performance-Based Stock Options

The following table provides a summary of performance-based stock options activity under the 2024 Plan and the 2021 Plan during the six months ended June 30, 2026:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2025	30,894	$7.33	4.43	$—
Options expired	(14,616)	7.10
Balance, June 30, 2026	16,278	$7.53	3.95	$—
Vested and expected to vest, June 30, 2026	16,278	$7.53	3.95	$—
Exercisable, June 30, 2026	16,278	$7.53	3.95	$—

Restricted Stock Units (RSUs)

The following table provides a summary of RSU activity under the 2024 Plan during the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2025	198,900	$6.00
Vested	(69,750)	$6.00
Forfeited	(60,300)	$6.00
Unvested restricted stock units at June 30, 2026	68,850	$6.00

Performance Restricted Stock Units (PSUs)

In June 2024, the Company granted PSUs for 20,000 shares that would vest in full if the closing price of the Company’s common stock on the Nasdaq Capital Market reached or exceeded $35.00 per share (subject to adjustment for recapitalizations, stock splits and similar transactions) for thirty consecutive calendar days within two years from the grant date. If the vesting condition was not met within two years from the grant date, the PSUs would be forfeited. The Company concluded that issued PSUs were equity-based awards and included a market based vesting condition. The Company used a Monte Carlo simulation model to estimate the fair value of the PSUs with the following assumptions: common stock fair value of $23.95, which was the closing market price of the Company’s common stock at the grant date, volatility of 133.00%, risk free rate of 4.87%, and vesting term of 2.0 years. Total estimated fair value of $0.4 million was recognized as stock-based compensation expense over 0.4 years, the derived requisite service period from the grant date.

In January 2026, the employee holding the PSUs was terminated and the award was forfeited. No stock-based compensation expense was reversed upon forfeiture, as the award included only a market-based vesting condition and the derived requisite service period had been completed.

Employee Stock Purchase Plans

The Company issued 12,983 shares and 47,763 shares of common stock under the ESPP during the six months ended June 30, 2026 and 2025, respectively, and recognized $0.1 million and $0.3 million compensation expense related to the ESPP during the six months ended June 30, 2026 and 2025, respectively. All remaining participants in the ESPP withdrew from the offering during the six months ended June 30, 2026.

Stock-Based Compensation Expense

The following table presents stock-based compensation expenses related to options, PSUs and RSUs granted to employees and non-employees, employee stock purchase plan awards and restricted common stock shares issued to founders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$579	$1,274	$781	$2,514
Research and development	185	543	406	1,114
Total	$764	$1,817	$1,187	$3,628

The Company recognized less than $0.1 million stock-based compensation expense related to performance-based options, PSUs and RSUs during each of the three months ended June 30, 2026 and 2025, and $0.1 million during each of the six months ended June 30, 2026 and 2025.

Valuation of Stock Options

The grant date fair value of stock options was estimated using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	—	6.06-6.08	6.08	6.01-6.08
Expected volatility	—	98.13%-98.14%	99.87%-100.05%	97.37%-98.14%
Risk-free interest rate	—	3.83%-4.04%	3.85%-3.88%	3.83%-4.35%
Expected dividend yield	—	—	—	—

Valuation of ESPP Shares

The Company did not grant ESPP awards under the 2024 ESPP during the three months and six months ended June 30, 2026. The grant date fair value of ESPP awards granted under the 2024 ESPP during the three and six months ended June 30, 2025 was estimated using a Black-Scholes option-pricing model with the following assumptions:

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

NOTE 11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(2,760)	$(26,723)	$(3,934)	$(47,964)
Denominator:
Weighted average common shares and pre-funded warrant shares outstanding	28,696,937	15,333,962	28,684,447	15,178,904
Weighted average shares used to compute basic and diluted net loss per share	28,696,937	15,333,962	28,684,447	15,178,904

Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(1.74)	$(0.14)	$(3.16)

(a)	Includes 675,000 weighted-average shares underlying pre-funded warrants outstanding during the period, as such warrants are exercisable at any time for nominal consideration ($0.0001 per share).

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an antidilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding and issued common stock options	2,386,099	2,581,995	2,386,099	2,581,995
Outstanding and issued restricted stock units	68,850	263,250	68,850	263,250
Shares issuable upon exercise of Public Warrants	499,986	499,986	499,986	499,986
Shares issuable upon exercise of Common Warrants	12,345,707	—	12,345,707	—
Unvested performance-based restricted stock units	—	20,000	—	20,000
Total	15,300,642	3,365,231	15,300,642	3,365,231

NOTE 12. RELATED PARTIES

In the first quarter of 2024, a senior executive of the Company joined the board of directors of an information technology service provider that the Company has utilized to support a broad array of the Company’s systems infrastructure as well as for general information technology support services. For the three months ended June 30, 2026 and 2025, the Company incurred $0.3 million and $0.2 million, respectively, for various information technology support services performed by this service provider. For the six months ended June 30, 2026 and 2025, the Company incurred $0.5 million and $0.4 million, respectively, for various information technology support services performed by this service provider. There was $0.1 million of accounts payable recognized in the condensed consolidated balance sheets as of each of June 30, 2026 and December 31, 2025.

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

In addition to the significant expense categories included within net loss presented in the Company’s condensed consolidated statements of operations and comprehensive loss, see below for disaggregated amounts that comprise total operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel-related costs	$2,174	$7,175	$6,212	$15,606
General and overhead costs	3,449	4,132	6,740	7,743

Program costs
Briquilimab platform	300	1,878	566	3,835
CMO	943	6,513	1,825	8,651
CSU	2,047	4,094	4,425	6,840
Asthma	41	1,926	(286)	3,319
CIndU	253	828	677	1,713
SCID	—	368	—	891
MDS/AML	—	162	—	280
Total program costs	3,584	15,769	7,207	25,529
Total operating expense	9,207	27,076	20,159	48,878
Other income, net	6,447	353	16,225	914
Net loss	$(2,760)	$(26,723)	$(3,934)	$(47,964)

All long-lived assets are located in the United States.

NOTE 14. RESTRUCTURING

Starting in July 2025, the Company implemented a corporate reorganization and other cost reduction measures to extend its cash runway. These actions included a workforce reduction, refinement of the Company’s operating plan to focus on briquilimab clinical development programs in chronic urticaria, halting enrollment in its Phase 1b asthma study, discontinuation of other clinical and preclinical programs and cessation of vivarium operations. In 2025, the Company incurred restructuring charges related to workforce reduction of approximately $2.3 million, primarily related to severance payments, and recognized impairment charges of $1.1 million related to the abandonment of certain fixed assets and a right-of-use asset associated with vivarium operations. As of June 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.4 million, respectively, of accrued severance costs related to the termination of one employee in connection with the restructuring, which are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The related severance payments are expected to be made over a period of approximately 7 months, through January 2027.

For the six months ended June 30, 2026 and as of June 30, 2026, the Company recognized and accrued $1.2 million and $0.9 million related to severance payments, respectively, to its former chief executive officer, whose employment was terminated in January 2026.

The severance payments are expected to be made through July 2027.

NOTE 15. SUBSEQUENT EVENTS

Merger with Kira Pharmaceuticals

On July 16, 2026, the Company acquired Kira Pharmaceuticals (“Kira”), a Cayman Islands exempted company, in accordance with the terms of the Agreement and Plan of Merger, dated July 16, 2026 (the “Merger Agreement”), by and among the Company, Kira and Kira Holdco Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Kira merged with and into Merger Sub, pursuant to which Merger Sub was the surviving corporation and became a wholly owned subsidiary of the Company (the “Merger”).

Under the terms of the Merger Agreement, in exchange for the outstanding shares of Kira, the Company issued to former Kira shareholders an aggregate of (i) 5,195,009 shares of its voting common stock, and (ii) 4,644,977 shares of Non-Voting Convertible Preferred Stock (defined below), each convertible into 61 shares of the Company’s common stock upon stockholder approval (“Stockholder Approval”). Outstanding Kira options were assumed and converted into options to purchase an aggregate of 392,791 shares of the Company’s common stock and 351,201 shares of Non-Voting Convertible Preferred Stock. In addition, a total of 254,462 shares of Non-Voting Convertible Preferred Stock were issued in settlement of future equity rights held by certain Kira investors as of the date of the merger.

Immediately following the Merger and prior to giving effect to the Financing described below, pre-Merger Company shareholders held approximately 11.27% of the Company’s common stock and former Kira shareholders held approximately 88.73%, calculated on a fully-diluted basis assuming conversion of all convertible preferred shares to common stock. Following the Financing, pre-Merger Company shareholders, Kira shareholders and the PIPE Investors (defined below) will hold approximately 6.68%, 49.86% and 43.46%, respectively, calculated on a fully-diluted basis assuming conversion of all convertible preferred shares to common stock.

Pursuant to the Merger Agreement, the Company agreed to hold a stockholders’ meeting within 120 days following the closing of the Merger to seek approval of, among other matters, the conversion of the Non-Voting Convertible Preferred Stock into the Company’s common stock and an amendment to the Company’s certificate of incorporation to increase authorized common stock sufficient to permit that conversion.

Contingent Value Rights Agreement

On July 16, 2026, the Company and the Rights Agent (as defined therein) executed and delivered a contingent value rights agreement (the “CVR Agreement”), pursuant to which each holder of the Company’s common stock of record immediately prior to the effective time is entitled to one contractual contingent value right (“CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of the Company’s common stock held by such holder. Each CVR shall entitle the holder thereof to receive a pro rata portion of $30.0 million (the “Milestone Payment”) if the United States Food and Drug Administration issues a Priority Review Voucher (as defined in the CVR Agreement) in connection with briquilimab (the “Milestone”) on or prior to December 31, 2028 (the “Expiration Date”). If the Milestone is achieved on or prior to the Expiration Date and the Company undergoes a Change of Control (as defined in the CVR Agreement), the Company shall pay the Milestone Payment on the earlier of (i) the date of the consummation of such Change of Control and (ii) 90 days following the Monetization Event (as defined in the CVR Agreement). If the Milestone is achieved on or prior to the Expiration Date but a Monetization Event has not yet occurred on or prior to the Expiration Date, the CVRs shall continue in full force and effect and shall not expire until the Milestone Payment has been paid in full, with the Milestone Payment to be paid on the date that is 90 days following the Monetization Event. The CVRs are not transferable, except in certain limited circumstances as will be provided in the CVR Agreement, will not be certificated or evidenced by any instrument, and will not be registered with the SEC or listed for trading on any exchange.

Financing

Concurrently with execution of the Merger Agreement, the Company entered into a Securities Purchase Agreement with certain investors (“PIPE Investors”) to sell approximately 4,655,951 shares of Non-Voting Convertible Preferred Stock (“PIPE Securities”) for aggregate gross proceeds of approximately $132.0 million (“Financing”). The Financing closed on July 20, 2026.

Transaction Costs

In connection with the planned Merger, the Company incurred transaction costs of approximately $0.4 million during the three and six months ended June 30, 2026 that are included as general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026.

Non-Voting Convertible Preferred Stock and Certificate of Designation

On July 16, 2026, in connection with the Merger and the Financing, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, authorizing the issuance of 9,906,591 shares of non-voting convertible preferred stock (“Non-Voting Convertible Preferred Stock”), par value $0.0001 per share.

Holders of the Non-Voting Convertible Preferred Stock are entitled to receive dividends on an as-if-converted-to-voting-common-stock basis in the same form and manner as dividends paid on the Company’s voting common stock, other than dividends payable in shares of voting common stock. Holders of the Non-Voting Preferred Stock are not entitled to receive contingent value rights distributed pursuant to the CVR Agreement or any payments made under the CVR Agreement. No other dividends are payable on the Non-Voting Preferred Stock.

The Non-Voting Convertible Preferred Stock have no voting rights, except as required by law or provided in the Certificate of Designation. However, for as long as any shares of Non-Voting Convertible Preferred Stock remain outstanding, the Company may not, without the affirmative vote of holders of a majority of the then-outstanding Non-Voting Convertible Preferred Stock: (i) adversely alter the powers, preferences or rights of the Non-Voting Convertible Preferred Stock or amend the Certificate of Designation, the Company’s certificate of incorporation or bylaws in a manner adverse to the Non-Voting Convertible Preferred Stock; (ii) issue further shares of Non-Voting Convertible Preferred Stock or increase or decrease the authorized number of shares of Non-Voting Convertible Preferred Stock; (iii) prior to Stockholder Approval, consummate a Fundamental Transaction (as defined in the Certificate of Designation) or certain other mergers, consolidations or business combinations; (iv) prior to Stockholder Approval, authorize or issue any class or series of stock senior to or on parity with the Non-Voting Convertible Preferred Stock; (v) amend, waive or modify the Merger Agreement in a manner reasonably likely to prevent, impede or materially delay Stockholder Approval or the automatic conversion of the Preferred Stock; or (vi) enter into any agreement with respect to any of the foregoing.

The Non-Voting Convertible Preferred Stock ranks on parity with the Company’s common stock upon liquidation, dissolution or winding up. Holders are entitled to receive the amount they would have received had their shares been fully converted into voting common stock, without regard to beneficial ownership limitations, plus any declared but unpaid dividends.

Each share of Non-Voting Convertible Preferred Stock will automatically convert into 61 shares of voting common stock on the third business day following Stockholder Approval, subject to applicable beneficial ownership limitations. Stockholder Approval includes approval of the conversion under The Nasdaq Stock Market LLC listing rules and an amendment to the Company’s certificate of incorporation authorizing sufficient shares of voting common stock. Shares not automatically converted because of a beneficial ownership limitation will remain outstanding and may subsequently be converted at the holder’s option. The conversion ratio is subject to proportionate adjustment for stock dividends, stock splits and combinations of voting common stock and, following a Fundamental Transaction, will be adjusted so that holders receive upon conversion the same securities, cash or other property they would have received had the shares been converted immediately before the transaction. The beneficial ownership limitation is initially set by each holder at between 4.9% and 19.9% of the voting common stock outstanding after giving effect to the conversion. A holder may reduce its limitation immediately or increase it, up to 19.9%, upon 61 days’ prior written notice.

At any time following the earlier of Stockholder Approval or 12 months after the initial issuance of the Non-Voting Convertible Preferred Stock, if a holder submits a notice of conversion and the Company fails to deliver the applicable shares of voting common stock by the third trading day after the applicable share delivery date, the holder may require the Company, out of legally available funds, to pay cash equal to the fair value of the undelivered shares. The cash payment is due within two business days after the holder’s request and extinguishes the Company’s obligation to deliver the related shares. If Stockholder Approval has not been obtained when the conversion notice is delivered, the holder’s cash-settlement request is deemed to have been made automatically. Fair value is based on the last reported closing price of the voting common stock on its principal trading market on the trading day immediately preceding delivery of the conversion notice.

The Non-Voting Convertible Preferred Stock is not redeemable, except that this limitation does not restrict the holders’ cash-settlement rights described above.

Due to the proximity of the acquisition date to the Company’s filing of its quarterly report on Form 10-Q for the period ended June 30, 2026, the initial accounting for the Kira acquisition is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including whether the transaction constitutes the acquisition of a business or an asset acquisition, the fair value of the assets acquired, and the resulting allocation of the cost of the acquisition. The Company expects to complete its evaluation and provide the applicable disclosures required by ASC 805, Business Combinations, no later than its Quarterly Report on Form 10-Q for the period ending September 30, 2026.

Mirador License Agreement

On July 13, 2026, Kira entered into a license agreement (the “Mirador License Agreement”) with Mirador Therapeutics, Inc. (“Mirador”), pursuant to which Kira granted Mirador an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how controlled by Kira to develop, manufacture and commercialize products containing Kira’s anti-C5a monoclonal antibody (KP-301) and anti-C5aR small molecule compound (KP-402) for all uses and indications. In consideration for the license, Mirador agreed to pay an upfront payment of $12.0 million and is obligated to pay up to an aggregate of $108.5 million in development and regulatory milestone payments and up to an aggregate of $350.0 million in commercial, net sales-based milestone payments, together with tiered royalties on annual net sales ranging from low to mid-single digits. The Mirador License Agreement was entered into by Kira prior to the Merger and was assumed by the Company in connection with the Merger.

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

Throughout this Quarterly Report, unless the context otherwise requires, the terms “Jasper,” “we,” “us” and “our” in this Quarterly Report refer to Jasper Therapeutics, Inc. and its consolidated subsidiaries.

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

Forward-looking statements in this Quarterly Report may include, for example, but are not limited to, statements about:

●	our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future;

●	our ability to research, discover and develop additional product candidates;

●	the success, cost and timing of our product development activities and clinical trials;

●	the potential attributes and benefits and safety and efficacy of our product candidates;

●	our ability to obtain and maintain regulatory approval for our product candidates;

●	our ability to obtain additional funding for our operations in future offerings;

●	our projected financial information, anticipated growth rate and market opportunity;

●	our ability to maintain the listing of our public securities on the Nasdaq Capital Market LLC (“Nasdaq”);

●	our public securities’ potential liquidity and trading;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors;

●	our ability to grow and manage growth profitably;

●	the implementation, market acceptance and success of our business model, developments and projections relating to our competitors and industry;

●	our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	our ability to identify, in-license or acquire additional technology;

●	our ability to maintain our existing license agreements and manufacturing arrangements.

●	our expectations regarding the anticipated benefits of our corporate reorganization, including the reduction in force, and our ability to implement and achieve the expected cost savings in connection therewith;

●	our ability to continue as a going concern;

●	the volatility of the trading price of our common stock;

●	our ability to successfully integrate the operations and personnel of Kira and realize the anticipated benefits of the Merger;

●	our ability to obtain stockholder approval for the conversion of the Non-Voting Convertible Preferred Stock and the increase in authorized shares of common stock; and

●	our expectations regarding the development, clinical timelines and therapeutic potential of KP-104, briquilimab, KP-701 and our other product candidates following the Merger

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

Overview

Jasper Therapeutics has historically been a clinical-stage biotechnology company focused on developing therapeutics targeting mast cell driven diseases as well as programs in diseases where targeting diseased hematopoietic stem cells can provide benefits. Our lead product candidate, briquilimab, was a monoclonal antibody designed to block stem cell factor (“SCF”) from binding to and signaling through the CD117 (“KIT”) receptor on mast and stem cells.

Historically, we have evaluated briquilimab in mast cell driven diseases such as Chronic Spontaneous Urticaria (CSU) and Chronic Inducible Urticaria (CIndU), in addition to as a one-time conditioning therapy for severe combined immunodeficiency (“SCID”) patients undergoing a second stem cell transplant for which we conducted a Phase 1/2 clinical trial and via Investigator Sponsored Trials (“ISTs”) in several other stem cell transplant indications including Fanconi’s Anemia.

Kira Acquisition

On July 16, 2026, we acquired Kira Pharmaceuticals (“Kira”), a Cayman Islands exempted company, pursuant to the terms of an Agreement and Plan of Merger, dated July 16, 2026 (the “Merger Agreement”), by and among us, Kira and Kira Holdco Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”). Pursuant to the Merger Agreement, Kira merged with and into Merger Sub, with Merger Sub surviving the merger and becoming our wholly owned subsidiary (the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The consummation of the Merger did not require the approval of our stockholders.

As consideration for the Merger, we issued to the shareholders of Kira an aggregate of 5,195,009 shares of our voting common stock, par value $0.0001 per share (the “Common Stock”), and 4,644,977 shares of our non-voting convertible preferred stock, par value $0.0001 per share (the “Non-Voting Convertible Preferred Stock”), each share of which is convertible into 61 shares of Common Stock, subject to stockholder approval and certain other conditions. In addition, each option to purchase Kira ordinary shares was assumed by us and converted into options to purchase an aggregate of 392,791 shares of Common Stock and an aggregate of 351,201 shares of Non-Voting Convertible Preferred Stock. Shares of Common Stock, options and warrants held by our stockholders immediately prior to the effective time of the Merger remain outstanding and were unaffected by the Merger.

Concurrently with the execution of the Merger Agreement, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 4,655,951 shares of Non-Voting Convertible Preferred Stock for aggregate gross proceeds of approximately $132.0 million (the “Financing”). The closing of the Financing occurred on July 20, 2026. We have agreed to file a resale registration statement with respect to the shares of Common Stock issuable upon conversion of the shares of Non-Voting Convertible Preferred Stock sold in the Financing within 90 calendar days following the closing of the Financing.

Immediately following the consummation of the Merger, but prior to giving effect to the Financing, our pre-transaction stockholders held approximately 11.27%, and former shareholders of Kira held approximately 88.73%, of our Common Stock, in each case calculated on a fully-diluted basis (without giving effect to any beneficial ownership limitations and assuming the conversion in full of the Non-Voting Convertible Preferred Stock). Following the consummation of the Financing, our pre-transaction stockholders hold approximately 6.68%, former shareholders of Kira hold approximately 49.86%, and the investors in the Financing hold approximately 43.46%, of our Common Stock, calculated on the same basis. As of August 10, 2026, there were 33,274,561 shares of Common Stock and 9,555,390 shares of Non-Voting Convertible Preferred Stock outstanding. If all outstanding shares of Non-Voting Convertible Preferred Stock were converted as of that date, there would be a total of approximately 42,829,951 shares of Common Stock outstanding.

We have agreed to convene a special meeting of our stockholders within 120 days following the closing of the Merger to seek approval of, among other matters, the issuance of shares of Common Stock upon conversion of the Non-Voting Convertible Preferred Stock in accordance with the rules of The Nasdaq Stock Market LLC and an amendment to our certificate of incorporation to increase the number of authorized shares of Common Stock by an amount sufficient to permit the conversion of all Non-Voting Convertible Preferred Stock issued or reserved for issuance pursuant to the Merger Agreement and the securities purchase agreement. On the third business day following receipt of such stockholder approval, each share of Non-Voting Convertible Preferred Stock will automatically convert into shares of Common Stock at a ratio of 61 shares of Common Stock for each share of Non-Voting Convertible Preferred Stock, subject to certain beneficial ownership limitations. If we fail to deliver shares of Common Stock upon conversion of the Non-Voting Convertible Preferred Stock following the earlier of receipt of stockholder approval and the twelve-month anniversary of the initial issuance of the Non-Voting Convertible Preferred Stock, holders of Non-Voting Convertible Preferred Stock may require us to pay cash equal to the fair value of the undelivered shares.

In connection with the Merger, each holder of record of our Common Stock immediately prior to the effective time of the Merger is entitled to receive one contractual contingent value right (a “CVR”) for each share of Common Stock held by such holder. Each CVR entitles the holder to receive a pro rata portion of an aggregate $30.0 million payment in the event the U.S. Food and Drug Administration (the “FDA”) issues a priority review voucher in connection with briquilimab on or prior to December 31, 2028, payable upon a monetization event or a change of control. The CVRs are not transferable except in limited circumstances, will not be certificated and will not be registered with the Securities and Exchange Commission or listed for trading on any exchange.

Further information regarding the Merger and the Financing can be found in Note 15 – Subsequent Events, included in “Part I, Item 1 – Financial Statements” of this Report.

Following the Merger, we are a clinical-stage biotechnology company focused on advancing a consolidated pipeline of biologic agents designed to improve outcomes in patients with immunologically-driven disorders. Our consolidated pipeline includes KP-104, a bifunctional biologic targeting the treatment of PNH and high unmet need nephrology disorders; briquilimab, an anti-KIT antibody with therapeutic utility across multiple transplant and immunologic indications; KP-701, a dual-acting anti-CD79BxCD32B monoclonal antibody for autoantibody-mediated disorders; and discovery-stage programs in long-acting complement-targeted biologics. Our common stock continues to trade on The Nasdaq Stock Market LLC under the ticker symbol “JSPR.”

KP-104 (vensobafusp alfa)

KP-104 is a Phase 2/3 ready, bifunctional biologic targeting both the alternative and terminal pathways within the complement cascade. We believe this dual mechanism addresses both upstream complement activation and downstream lytic damage, and may offer advantages relative to therapies targeting a single complement pathway. KP-104 is being evaluated in an ongoing Phase 2 basket trial in rare renal indications, with initial cohorts in IgA nephropathy (“IgAN”) and C3 glomerulopathy (“C3G”) and potential expansion into focal segmental glomerulosclerosis (“FSGS”) and other renal disorders. We expect to report interim data from Stage 1 of the ongoing Phase 2 basket trial in the fourth quarter of 2026 and updated data in the second quarter of 2027, and we plan to report interim data from Stage 2 of the study in the second quarter of 2027. Based on previous positive data in treatment-naïve PNH, we are planning for an end-of-Phase 2 meeting with the FDA and plan to announce next steps in the first half of 2027. By the end of 2026, we anticipate that we will announce a new indication for KP-104.

Briquilimab

Briquilimab is a targeted aglycosylated anti-KIT monoclonal antibody that blocks stem cell factor (“SCF”) from binding to the CD117 (“KIT”) receptor, inhibiting an essential survival signal for mast cells and a maintenance signal for hematopoietic stem cells, with therapeutic utility across multiple transplant and immunologic indications. Following positive, long-term data in severe combined immunodeficiency (“SCID”), we are progressing our efforts towards a pre-Biologics License Application (“BLA”) meeting with the FDA and expect to announce next steps in the first quarter of 2027. Briquilimab has received Orphan Drug Designation, Fast Track Designation and Rare Pediatric Disease Designation in SCID and, if approved, may be eligible for a priority review voucher. We also continue to assess the mast cell mediated disease landscape and will provide an update on our anticipated clinical development in the second half of 2026.

KP-701

KP-701 is a preclinical, dual-acting anti-CD79BxCD32B monoclonal antibody targeting the B-cell receptor, designed to suppress B-cell function and reduce cytokine and autoantibody production without antibody-dependent cellular cytotoxicity or complement-dependent cytotoxicity, in development for autoantibody-mediated disorders. In the first quarter of 2027, we expect to file a clinical trial application (“CTA”) or an investigational new drug application (“IND”) for Phase 1 testing, and we plan to report first-in-human data in the third quarter of 2027.

Discovery Programs

We are advancing discovery-stage programs in long-acting complement-targeted biologics for autoimmune inflammatory disorders, with development candidate selection expected in mid-2027.

License and Collaboration Agreements

We have an exclusive license agreement with Amgen for the development and commercialization of the briquilimab monoclonal antibody in all indications and territories worldwide. We also have an exclusive license agreement with Stanford University for the right to use briquilimab in the clearance of diseased stem cells prior to the transplantation of hematopoietic stem cells.

On July 13, 2026, prior to the Merger, Kira entered into a license agreement with Mirador, pursuant to which Kira granted Mirador an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how controlled by Kira to develop, manufacture and commercialize products containing Kira’s anti-C5a monoclonal antibody (KP-301) and anti-C5aR small molecule compound (KP-402) for all uses and indications. In consideration for the license, Mirador agreed to pay an upfront payment of $12.0 million, and is obligated to pay up to an aggregate of $108.5 million in development and regulatory milestone payments and up to an aggregate of $350.0 million in commercial, net sales-based milestone payments, together with tiered royalties on annual net sales ranging from low to mid-single digits. Out-licensing these assets allows us to focus our resources on our current portfolio of high-value immunology targets.

Financial Operations Overview

We are in the process of evaluating the accounting for the Merger, including whether the transaction constitutes the acquisition of a business or an asset acquisition, the fair values of the assets acquired, and the resulting allocation of the cost of the acquisition. See Note 15 – Subsequent Events.

Concurrent with the execution of the Merger Agreement, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 4,655,951 shares of Non-Voting Convertible Preferred Stock for aggregate gross proceeds of approximately $132.0 million (the “Financing”). The closing of the Financing occurred on July 20, 2026. We have agreed to file a resale registration statement with respect to the shares of Common Stock issuable upon conversion of the shares of Non-Voting Convertible Preferred Stock sold in the Financing within 90 calendar days following the closing of the Financing, and have agreed to seek a stockholder vote to convert the Non-Voting Convertible Preferred Stock issued in the financing within 120 days from the closing of the Merger. In addition, in the event we are unable to obtain stockholder approval of the conversion of the Non-Voting Convertible Preferred Stock issued in the Financing within 12 months of the closing of the Merger, investors in the Financing have the right to require the Company to repurchase the Non-Voting Convertible Preferred Stock issued in the Financing at the then current fair market value.

We intend to advance our current pipeline and may explore opportunities to in-license or out-license other product candidates. To date, our primary activities have been conducting research and development activities, performing business and financial planning, recruiting personnel and raising capital. We have no products approved for commercial sale and have not generated any revenue from product sales. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical development, seek regulatory approvals, and continue to operate as a public company.

We have incurred significant losses and negative cash flows from operations since our inception. During the three and six months ended June 30, 2026 we incurred net losses of $2.8 million and $3.9 million, respectively. During the three and six months ended June 30, 2025 we incurred net losses of $26.7 million and $48.0 million, respectively. We generated negative operating cash flows of $21.5 million and $38.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $320.6 million.

We had cash and cash equivalents of $7.3 million as of June 30, 2026. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. We may never achieve profitability, and unless we do and until then, we will need to continue to raise additional capital. Accordingly, based on our current operating plan, and along with our history of operating losses, and given the potential risk of having to repurchase the Non-Voting Convertible Preferred Stock issued in the Financing if we are unable to obtain stockholder approval to convert it to Common Stock within 12 months, our current cash and cash equivalents may not be sufficient to fund our ongoing operations for a period of at least twelve months from the date the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued.

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

Total Other Income, Net

Total other income, net includes foreign currency transactions gains and losses, interest income, changes in the fair value of warrant liability, reversal of the CIRM grant liability and gain on disposal of property and equipment. Warrant liability was classified as a liability in our condensed consolidated financial statements and was re-measured at each reporting period end.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2026	2025	$	%
Operating expenses
Research and development	$5,135	$21,196	$(16,061)	(76)
General and administrative	4,072	5,880	(1,808)	(31)
Total operating expenses	9,207	27,076	(17,869)	(66)
Loss from operations	(9,207)	(27,076)	17,869	(66)
Interest income	82	437	(355)	(81)
Change in fair value of warrant liability	3,980	—	3,980	100
Other income (expense), net	2,385	(84)	2,469	NM
Total other income, net	6,447	353	6,094	NM
Net loss and comprehensive loss	$(2,760)	$(26,723)	$23,963	(90)

NM = Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change	Change
	2026	2025	$	%

Personnel-related costs	$851	$3,909	$(3,058)	(78)
General and overhead costs	700	1,518	(818)	(54)
Program costs	3,584	15,769	(12,185)	(77)
Total research and development expenses	$5,135	$21,196	$(16,061)	(76)

Research and development expenses decreased by $16.1 million, from $21.2 million for the three months ended June 30, 2025 to $5.1 million for the three months ended June 30, 2026.

Personnel-related costs, including employee payroll and related expenses, decreased by $3.1 million, from $3.9 million for the three months ended June 30, 2025 to $0.9 million for the three months ended June 30, 2026, primarily due to the workforce reduction as part of the corporate reorganization in 2025. Stock-based compensation expenses, included in personnel-related costs, decreased by $0.3 million, from $0.5 million for the three months ended June 30, 2025 to $0.2 million for the three months ended June 30, 2026.

General and overhead costs, which include common facilities, human resources and information technology related expenses allocated to research and development, decreased by $0.8 million, from $1.5 million for the three months ended June 30, 2025 to $0.7 million for the three months ended June 30, 2026, primarily due to decreased allocated overheads to research and development costs following our corporate reorganization in 2025.

Program costs decreased by $12.2 million, from $15.8 million for the three months ended June 30, 2025 to $3.6 million for the three months ended June 30, 2026. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, CMOs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses decreased primarily due to a decrease in CRO expenses of $4.0 million from $5.8 million for the three months ended June 30, 2025 to $1.8 million for the three months ended June 30, 2026, a decrease in CMO expenses of $5.6 million from $6.5 million for the three months ended June 30, 2025 to $0.9 million for the three months ended June 30, 2026, in each case primarily reflecting the impact of our corporate reorganization in 2025, pursuant to which we halted enrollment in our asthma program, discontinued our other clinical and preclinical programs, and narrowed our focus to briquilimab clinical development in chronic urticaria, a decrease in external consulting and other professional services costs of $1.3 million from $2.0 million for the three months ended June 30, 2025 to $0.7 million for the three months ended June 30, 2026, and a decrease in the preclinical in vivo study costs of $0.9 million with no such costs incurred during the three months ended June 30, 2026, as we halted the related preclinical programs in 2025.

Our program costs for the three months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Change	Change
	2026	2025	$	%
Briquilimab platform	$300	$1,878	$(1,578)	(84)
CMO	943	6,513	(5,570)	(86)
CSU	2,047	4,094	(2,047)	(50)
Asthma	41	1,926	(1,885)	(98)
CIndU	253	828	(575)	(69)
SCID	—	368	(368)	(100)
MDS/AML	—	162	(162)	(100)
Total program costs	$3,584	$15,769	$(12,185)	(77)

At the program level, the decrease in clinical program expenses was primarily driven by decreased costs related to the CSU program, asthma program, briquilimab platform and CMO product development and manufacturing expenses not allocated to specific programs. Enrollment in the ETESIAN study for the asthma program, which began in late 2024, was halted in July 2025, and we incurred minimal costs related to this program during the three months ended June 30, 2026. We substantially discontinued the SCID program in 2025 and MDS/AML program in late 2024 and did not incur any costs related to these programs during the three months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $1.8 million, from $5.9 million for the three months ended June 30, 2025 to $4.1 million for the three months ended June 30, 2026. Employee payroll and related expenses decreased by $1.8 million, from $3.1 million for the three months ended June 30, 2025 to $1.3 million for the three months ended June 30, 2026, primarily due to the workforce reduction as part of the corporate reorganization in 2025 and a decrease in stock-based compensation expenses. Stock-based compensation expenses, included in employee payroll and related expenses, were $0.5 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. Expenses related to professional services decreased by $0.3 million, from $2.5 million for the three months ended June 30, 2025 to $2.2 million for the three months ended June 30, 2026. Rent expenses decreased by $0.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Other expenses increased by $0.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily related to an increase in allocation of overhead costs.

Total Other Income, Net

Total other income, net increased by $6.1 million, from $0.4 million for the three months ended June 30, 2025 to $6.5 million for the three months ended June 30, 2026.

Interest income decreased by $0.3 million, from $0.4 million for the three months ended June 30, 2025 to $0.1 million for the three months ended June 30, 2026, primarily due to lower cash balances invested in money market funds.

The change in fair value of warrant liability of $4.0 million for three months ended June 30, 2026 primarily relates to a decrease in the fair value of common stock and the remaining term of warrants issued in connection with our underwritten public offering in September 2025.

Other income (expense), net increased by $2.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a gain of $2.3 million from reversal of the CIRM grant liability and a gain of $0.1 million on the disposal of property and equipment related to the sale of certain fully depreciated laboratory equipment during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2026	2025	$	%
Operating expenses
Research and development	$10,949	$37,353	$(26,404)	(71)
General and administrative	9,210	11,525	(2,315)	(20)
Total operating expenses	20,159	48,878	(28,719)	(59)
Loss from operations	(20,159)	(48,878)	28,719	(59)
Interest income	246	1,061	(815)	(77)
Change in fair value of warrant liability	13,620	—	13,620	100
Other income (expense), net	2,359	(147)	2,506	NM
Total other income, net	16,225	914	15,311	NM
Net loss and comprehensive loss	$(3,934)	$(47,964)	$44,030	(92)

NM = Not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated (in thousands, except percentages):

	Six Months Ended June 30,		Change	Change
	2026	2025	$	%

Personnel-related costs	$2,171	$8,730	$(6,559)	(75)
General and overhead costs	1,571	3,094	(1,523)	(49)
Program costs	7,207	25,529	(18,322)	(72)
Total research and development expenses	$10,949	$37,353	$(26,404)	(71)

Research and development expenses decreased by $26.4 million, from $37.4 million for the six months ended June 30, 2025 to $11.0 million for the six months ended June 30, 2026.

Personnel-related costs, including employee payroll and related expenses, decreased by $6.6 million, from $8.7 million for the six months ended June 30, 2025 to $2.2 million for the six months ended June 30, 2026, primarily due to the workforce reduction as part of the corporate reorganization in 2025. Stock-based compensation expenses, included in personnel-related costs, decreased by $0.7 million, from $1.1 million for the six months ended June 30, 2025 to $0.4 million for the six months ended June 30, 2026.

General and overhead costs, which include common facilities, human resources and information technology related expenses allocated to research and development, decreased by $1.5 million, from $3.1 million for the six months ended June 30, 2025 to $1.6 million for the six months ended June 30, 2026, primarily due to decreased allocated overheads to research and development costs following our corporate reorganization in 2025.

Program costs decreased by $18.3 million, from $25.5 million for the six months ended June 30, 2025 to $7.2 million for the six months ended June 30, 2026. Clinical program expenses primarily consisted of expenses incurred under agreements with CROs, CMOs, consultants, other professional services, in vivo study costs and lab supplies. Clinical program expenses decreased primarily due to a decrease in CRO expenses of $6.0 million from $9.8 million for the six months ended June 30, 2025 to $3.8 million for the six months ended June 30, 2026, a decrease in CMO expenses of $6.9 million from $8.7 million for the six months ended June 30, 2025 to $1.8 million for the six months ended June 30, 2026, in each case primarily reflecting the impact of our corporate reorganization in 2025, pursuant to which we halted enrollment in our asthma program, discontinued our other clinical and preclinical programs, and narrowed our focus to briquilimab clinical development in chronic urticaria, a decrease in external consulting and other professional services costs of $2.4 million from $3.7 million for the six months ended June 30, 2025 to $1.3 million for the six months ended June 30, 2026, a decrease in the preclinical in vivo study costs of $1.7 million with no such costs incurred during the six months ended June 30, 2026, as we halted the related preclinical programs in 2025.

Our program costs for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,		Change	Change
	2026	2025	$	%
Briquilimab platform	$566	$3,835	$(3,269)	(85)
CMO	1,825	8,651	(6,826)	(79)
CSU	4,425	6,840	(2,415)	(35)
Asthma	(286)	3,319	(3,605)	(109)
CIndU	677	1,713	(1,036)	(60)
SCID	—	891	(891)	(100)
MDS/AML	—	280	(280)	(100)
Total program costs	$7,207	$25,529	$(18,322)	(72)

At the program level, the decrease in clinical program expenses was primarily driven by decreased costs related to the asthma program, CSU and CIndU programs, briquilimab platform and CMO product development and manufacturing expenses not allocated to specific programs. The decrease in CSU and CIndU programs, briquilimab platform and CMO product development and manufacturing expenses not allocated to specific programs was primarily due to lower overall program activity and spending following our 2025 corporate reorganization, as we continue to prioritize our cash resources. Enrollment in the ETESIAN study for the asthma program, which began in late 2024, was halted in July 2025. The decrease in asthma program expenses during the six months ended June 30, 2026 was further impacted by reductions in previously accrued CRO investigator grant costs following the reconciliation and close-out of the study. We do not expect to incur significant costs related to asthma program in future. There were no expenses incurred related to the SCID and MDS/AML programs that we discontinued in prior periods.

General and Administrative Expenses

General and administrative expenses decreased by $2.3 million, from $11.5 million for the six months ended June 30, 2025 to $9.2 million for the six months ended June 30, 2026. Employee payroll and related expenses decreased by $2.5 million, from $6.4 million for the six months ended June 30, 2025 to $3.9 million for the six months ended June 30, 2026, primarily due to the workforce reduction as part of the corporate reorganization in 2025 and a decrease in stock-based compensation expenses. Stock-based compensation expenses, included in employee payroll and related expenses, were $0.6 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Expenses related to professional services decreased by $0.4 million, from $4.5 million for the six months ended June 30, 2025 to $4.1 million for the six months ended June 30, 2026, primarily due to a $0.4 million decrease in stock-based compensation expense related to non-employee consultants. Rent expenses decreased by $0.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Other expenses increased by $0.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily related to an increase in allocation of overhead costs.

Total Other Income, Net

Total other income, net increased by $15.3 million, from $0.9 million for the six months ended June 30, 2025 to $16.2 million for the six months ended June 30, 2026.

Interest income decreased by $0.8 million, from $1.0 million for the six months ended June 30, 2025 to $0.2 million for the six months ended June 30, 2026, primarily due to lower cash balances invested in money market funds.

The change in fair value of warrant liability of $13.6 million for six months ended June 30, 2026 primarily relates to a decrease in the fair value of common stock and the remaining term of warrants issued in connection with our underwritten public offering in September 2025.

Other income increased by $2.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a gain of $2.3 million from reversal of the CIRM grant liability, a gain of $0.1 million on the disposal of property and equipment related to the sale of certain fully depreciated laboratory equipment during the six months ended June 30, 2026, and a decrease in foreign currency transactions losses of $0.1 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had $7.3 million of cash and cash equivalents.

In order to assist in funding our future operations, including our planned clinical trials, on March 19, 2025, we filed a new universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective on March 26, 2025 and superseded our prior universal shelf registration statement. As of June 30, 2026, we can sell from time to time up to $263.5 million of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares comprised of any combination of these securities, for our own account in one or more offerings under the Shelf Registration Statement. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering. However, as of June 30, 2026, the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, so the amount we can raise through primary public offerings of securities, including through the ATM offering, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell through or to Jefferies, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the S-3 in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2026, we issued and sold an aggregate of 1,231,447 shares of common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of June 30, 2026, $93.5 million remains allocated and available under the ATM Prospectus and $170.0 million remains available and unallocated under the Shelf Registration Statement.

In connection with the Kira acquisition, as discussed above, we received approximately $132.0 million gross proceeds on July 20, 2026 from the issuance of 4,655,951 shares of non-voting convertible preferred stock to investors.

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

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $320.6 million. Given our recurring losses from operations and negative cash flows, the potential risk of having to repurchase the Non-Voting Convertible Preferred Stock issued in the Financing if we are unable to obtain stockholder approval to convert it to Common Stock within 12 months and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Quarterly Report. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches, and given the imminent need for additional funding to continue to fund operations in the near-term, we are actively seeking additional capital to extend our cash runway. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. While we routinely evaluate cost reduction measures to proactively manage cash burn, if we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to take broader actions such as to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs for clinical trials, with CMOs for clinical supplies manufacturing and with other vendors for preclinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if a purchase order is cancelled within a specified time, and therefore are cancelable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2026.

Leases

As of June 30, 2026, we leased approximately 25,900 square feet of space for our headquarters in Redwood City, California. The lease expires in August 2026. We have an option to extend the term for an additional five years to August 2031. In addition to base rent, we pay our share of operating expenses and taxes. As of June 30, 2026, our rent commitments under the lease agreement were $0.3 million within the next 12 months from June 30, 2026.

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

Cash Flows

The following table summarizes our sources and uses of cash for the periods presented (in thousands):

	Six Months ended June 30,
	2026	2025
Net cash used in operating activities	$(21,467)	$(38,295)
Net cash provided by investing activities	80	5
Net cash provided by financing activities	9	6,163
Net decrease in cash and cash equivalents and restricted cash	$(21,378)	$(32,127)

Cash Flows from Operating Activities

Net cash used in operating activities was $21.5 million and $38.3 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in operating activities in the six months ended June 30, 2026 was primarily due to our net loss for the period of $3.9 million, net change of non-cash items totaling $14.4 million and net change of $3.2 million in our net operating assets and liabilities. The non-cash items primarily consisted of change in fair value of warrant liability of $13.6 million, gain on reversal of CIRM grant liability of $2.3 million and gain on disposal of property and equipment of $0.1 million, partially offset by $1.2 million related to stock-based compensation expense and $0.4 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to a decrease of $3.4 million in accounts payable, a decrease of $1.4 million in accrued expenses and other current liabilities, a decrease of $1.0 million in the operating lease liability, partially offset by a decrease of $2.6 million in prepaid expenses and other current assets.

Cash used in operating activities in the six months ended June 30, 2025 was primarily due to our net loss for the period of $48.0 million partially offset by non-cash items totaling $4.7 million and a net change of $5.0 million in our net operating assets and liabilities. The non-cash items primarily consisted of $3.6 million related to stock-based compensation expense, $0.5 million related to depreciation and amortization expense and $0.5 million of non-cash lease expense. The changes in our net operating assets and liabilities were primarily due to an increase of $4.0 million in accounts payable, a decrease of $0.7 million in prepaid expenses and other current assets, a decrease of $0.6 million in other non-current assets and an increase of $0.4 million in accrued expenses and other current liabilities, partially offset by a decrease of $0.8 million in operating lease liability.

Cash Flows from Investing Activities

Cash provided by investing activities was $0.1 million for the six months ended June 30, 2026, which consisted of proceeds from sales of property and equipment.

Cash provided by investing activities was less than $0.1 million for the six months ended June 30, 2025, which primarily consisted of proceeds from sales of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was less than $0.1 million, which consisted of proceeds from issuance of common stock pursuant to our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk during the three months ended June 30, 2026. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in Part II - Item 7A of the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating the operations of Kira following the Merger, which closed on July 16, 2026. As we integrate Kira’s operations, including financial reporting systems and processes, we expect to make changes to our internal control over financial reporting and will report any material changes in future filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We, from time to time, may be party to litigation arising in the ordinary course of business. On September 19, 2025, a shareholder class action complaint captioned Grant v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that certain material misstatements or omissions related to the ongoing clinical trials of briquilimab were made in violation of federal securities laws. The plaintiffs are seeking unspecified monetary damages and an award of costs and expenses, including reasonable attorneys’ fees, expert fees and other costs. On December 3, 2025, a stipulated order was entered appointing co-lead plaintiffs and approving their selection of co-lead counsel, and on December 16, 2025, a stipulated order was entered setting a schedule for the filing and responses to an amended complaint. Per the terms of the December 16, 2025 stipulated order, an amended complaint captioned Allard, et al. v. Jasper Therapeutics, Inc., et al. (Case No. 25-cv-08010) was filed, and defendants’ motion to dismiss was filed on April 20, 2026.  A hearing on defendants’ motion to dismiss is currently scheduled for October 15, 2026.  In addition, on November 5, 2025, a shareholder derivative complaint captioned Bardauskas v. Martell, et al. (Case No. 25-cv-09561) was filed in the United States District Court for the Northern District of California, and on December 22, 2025, another shareholder derivative complaint was filed in the same court and captioned Walsh v. Martell, et al. (Case No. 25-cv-10899).  The derivative complaints name as defendants certain of our current and former officers and directors, and allege claims related to the allegations raised in the shareholder class action complaint. On January 21, 2026, a stipulated order was entered, among other things, consolidating and staying the derivative actions. We believe the claims raised in these lawsuits are without merit, and intend to defend these matters vigorously. However, there can be no assurance that we will prevail. We are unable to determine whether any loss ultimately will occur or to estimate the range of such loss; therefore, no amount of loss has been accrued in our financial statements as of and for the three months ended June 30, 2026. Regardless of outcome, litigation can have an adverse impact on us due to costs involved, diversion of management resources, negative publicity, reputational harm, and other factors.

We believe that we are not currently a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, in Part I – Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks related to the Merger with Kira

Pursuant to the terms of the Merger Agreement (as defined below), our board of directors has agreed to recommend that our stockholders approve the conversion of all outstanding shares of our Non-Voting Convertible Preferred Stock (“Convertible Preferred Stock”) into shares of our common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle such shares in cash and our operations may be materially harmed.

Under the terms of the Agreement and Plan of Merger, dated July 16, 2026 (the “Merger Agreement”), by and among us, Kira Pharmaceuticals (“Kira”) and Kira Holdco Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and the Securities Purchase Agreement, dated July 16, 2026 (the “SPA”), by and among us and the purchasers named therein, we agreed to call and hold a meeting of our stockholders by November 13, 2026 to obtain, among other things, (i) the requisite approval for the conversion of all outstanding shares of Convertible Preferred Stock issued pursuant to the Merger Agreement and the SPA, respectively, into shares of our common stock, as required by The Nasdaq Stock Market LLC listing rules, and (ii) an amendment of our certificate of incorporation to authorize an increase of in the authorized shares of our common stock (the “Company Stockholder Matters”). If our stockholders do not approve the Company Stockholder Matters at that meeting, we will be required to seek to obtain such approvals at an annual or special stockholders meeting to be held at least every 90 days thereafter until such approval is obtained, which would be time-consuming and costly.

Additionally, if our stockholders do not approve the Company Stockholder Matters within 12 months after the initial issuance of the Convertible Preferred Stock, then the holders of our Convertible Preferred Stock will be entitled to elect to have their shares of Convertible Preferred Stock redeemed for cash at a price per share equal to the last reported closing trading price of our common stock as of the trading day immediately prior to the notice being delivered on an as-if converted to common stock basis (each share of Convertible Preferred Stock is, subject to stockholder approval of the Company Stockholder Matters, convertible into 61 shares of common stock), as further described in our Certificate of Designation of Preferences, Rights and Limitations of the Non-Voting Convertible Preferred Stock. If we are forced to cash settle a significant amount of the Convertible Preferred Stock, it would materially affect our results of operations, business and financial condition.

The failure to successfully integrate Kira’s businesses with our business in the expected timeframe would adversely affect our future results.

Our ability to successfully integrate our operations with Kira’s operations will depend, in part, on our ability to realize the anticipated benefits from the merger of Kira with and into Merger Sub, pursuant to which Merger Sub was the surviving corporation and became our wholly owned subsidiary (the “Merger”). If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of Kira’s business with ours will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on our revenues, expenses, operating results and financial condition, including the value of our common stock.

There is no guarantee that the Merger will increase stockholder value.

In July 2026, we consummated the Merger. We cannot guarantee that implementing the Merger and related transactions, including the issuance of the Convertible Preferred Stock in the 2026 Financing (as defined below), will not impair stockholder value or otherwise adversely affect our business. The Merger poses significant integration challenges between our businesses and management teams, which could result in management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of the Merger to our stockholders.

We expect to incur substantial expenses related to the integration of the business of Kira.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger and the integration of the business of Kira. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, and benefits. We and Kira have both incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred in connection with the integration, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses may result in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the issuance of our common stock upon conversion of all outstanding shares of Convertible Preferred Stock to be issued in the Merger and in the 2026 Financing.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Our stockholders that received CVRs issued in connection with the Merger may not receive any payment on the CVRs and the CVRs may expire valueless.

On July 16, 2026, we entered into a contingent value rights agreement (the “CVR Agreement”) with the Rights Agent (as defined in the CVR Agreement), pursuant to which each holder of common stock of record immediately prior to the effective time of the Merger on July 16, 2026 received one (1) contractual contingent value right (“CVR”) issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of common stock held by such holder. Each CVR entitles the holder thereof to receive a pro rata portion of $30.0 million (the “Milestone Payment”) if the United States Food and Drug Administration issues a Priority Review Voucher (as defined in the CVR Agreement) in connection with briquilimab (the “Milestone”) on or prior to December 31, 2028 (the “Expiration Date”). If the Milestone is achieved on or prior to the Expiration Date and we undergo a Change of Control (as defined in the CVR Agreement), we will pay the Milestone Payment on the earlier of (i) the date of the consummation of such Change of Control and (ii) ninety (90) days following the Monetization Event (as defined in the CVR Agreement). If the Milestone is achieved on or prior to the Expiration Date but a Monetization Event has not yet occurred on or prior to the Expiration Date, the CVRs shall continue in full force and effect and shall not expire until the Milestone Payment has been paid in full, with the Milestone Payment to be paid on the date that is ninety (90) days following the Monetization Event. The CVRs are not transferable, except in certain limited circumstances as provided in the CVR Agreement, are not certificated or evidenced by any instrument, and have not and will not be registered with the SEC or listed for trading on any exchange.

There can be no assurance that the Milestone will be achieved prior to the expiration or termination of the CVR Agreement. Accordingly, the right of any of our shareholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of the Milestone and if it is not achieved for any reason within the time period specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

A breach of the license agreement (the “Mirador License Agreement”) entered into by and between Mirador Therapeutics, Inc. (“Mirador”) and Kira on July 13, 2026, or a dispute under such agreement, could adversely affect our business.

Pursuant to the Mirador License Agreement, Kira granted Mirador an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain patents and know-how controlled by Kira to develop, manufacture and commercialize products containing Kira’s anti-C5a monoclonal antibody (KP-301) and anti-C5aR small molecule compound (KP-402) for all uses and indications. Under the agreement, Mirador is obligated to pay us up to an aggregate of $108.5 million in development and regulatory milestone payments, up to an aggregate of $350.0 million in commercial, net sales-based milestone payments, and tiered royalties on annual net sales. Our ability to realize the financial benefits of the Mirador License Agreement depends on Mirador’s ability and willingness to successfully develop and commercialize the licensed products, which is largely outside of our control. There can be no assurance that Mirador will devote sufficient resources to the licensed programs, achieve any development or commercial milestones, or comply with its obligations under the agreement. Any failure by Mirador to advance the programs, a breach of the agreement, or a dispute regarding the parties’ respective rights and obligations, could result in our not receiving some or all of the anticipated milestone payments and royalties, which could adversely affect our financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses and negative operating cash flows since our inception which raises substantial doubt about our ability to continue as a going concern. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company dedicated to enabling cures through therapeutics targeting mast and hematopoietic stem cells and have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses and negative operating cash flows in each period since our inception, which raises substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report on Form 10-Q. See below risk factor, “As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we will need to raise additional financing to continue our products’ development.” for additional details. For the six months ended June 30, 2026 and 2025, we reported net losses of $3.9 million and $48.0 million, respectively. For the six months ended June 30, 2026 and 2025, we reported negative operating cash flows of $21.5 million and $38.3 million, respectively. As of June 30, 2026, we had an accumulated deficit of $320.6 million. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

●	continue the clinical development of KP-104 in IgA Nephropathy (“IgAN”), Complement 3 Glomerulopathy (“C3G”), Focal Segmental Glomerulosclerosis (“FSGS”), Paroxysmal Nocturnal Hemoglobinuria (“PNH”) and KP-701 in autoantibody-mediated disorders;

●	elect to continue the clinical development of briquilimab in transplant indications or in chronic diseases such as CSU, Chronic Inducible Urticaria (“CIndU”) or allergic asthma;

●	continue our current research programs and development of other potential product candidates from our current research programs;

●	seek to identify additional product candidates and research programs;

●	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;

●	maintain, expand, enforce, defend and protect our intellectual property portfolio, and provide reimbursement of third-party expenses related to our patent portfolio;

●	seek marketing approvals for any product candidates that successfully complete clinical trials;

●	ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to any approved product candidates;

●	hire additional research and development and clinical personnel;

●	hire commercial personnel and advance market access and reimbursement strategies;

●	add operational, financial and management information systems and personnel, including personnel to support our product development;

●	acquire or in-license product candidates, intellectual property and technologies;

●	develop or in-license manufacturing and distribution technologies;

●	should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with current Good Manufacturing Practices (“cGMP”) requirements; and

●	incur additional legal, accounting and other expenses in operating as a public company.

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

We expect to spend substantial amounts of cash to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts. For example, advancing any future clinical studies in asthma would be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability. As of June 30, 2026, our cash and cash equivalents were $7.3 million and we had an accumulated deficit of $320.6 million. Although subsequent to June 30, 2026, we raised net proceeds of approximately $131.6 million in connection with the issuance of an aggregate of 4,655,951 shares of Convertible Preferred Stock pursuant to the SPA (the “2026 Financing”), we will need to raise additional financing to continue our products’ development for the foreseeable future, and will continue to need to do so until we become profitable. Our future financing requirements will depend on many factors, including:

●	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;

●	the costs of continuing to build our technology platform for use in developing our product candidates;

●	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination with KP-104, KP-701, briquilimab and other product candidates we may develop;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;

●	the number and characteristics of product candidates that we develop or may in-license;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter into;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) and other comparable foreign regulatory authorities;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

●	the costs of operating as a public company.

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

We currently have an effective universal shelf registration statement on Form S-3, which we filed with the SEC on March 19, 2025, and which was declared effective on March 26, 2025 and will expire on March 26, 2028 (the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may offer from time to time up to an aggregate of $300.0 million of securities, including any combination of common stock, preferred stock, debt securities, warrants, rights, units and depositary shares. On March 19, 2025, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Agent”), pursuant to which we may offer and sell through or to the Agent, as sales agent or principal, shares of common stock from time to time (the “ATM Offering”). On March 26, 2025, we filed with the SEC a prospectus under the Shelf Registration Statement in connection with the ATM Offering (the “ATM Prospectus”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million. As of June 30, 2026, we have issued and sold an aggregate of 1,231,447 shares of our common stock for net proceeds of approximately $6.5 million pursuant to the ATM Prospectus.

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

As of June 30, 2026, $93.5 million remains allocated and available under the ATM Prospectus and approximately $170.0 million remains available and unallocated under the Shelf Registration Statement. However, as of June 30, 2026, the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, so the amount we can raise through primary public offerings of securities, excluding through the ATM Offering, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. Although we still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

On July 20, 2026, we completed the 2026 Financing and issued 4,655,951 shares of Convertible Preferred Stock for net proceeds of approximately $131.6 million.

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

Our history of operating losses and negative cash flows from operations, our anticipated use of cash to fund operations and the to repurchase the Non-Voting Convertible Preferred Stock issued in the 2026 Financing if we are unable to obtain stockholder approval to convert it to Common Stock within 12 months, raise substantial doubt about our ability to continue as a going concern beyond one year from the date of filing of this Quarterly Report on Form 10-Q. Our financial statements as of June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. Based on our current operating plan, we will need to raise additional financing to continue our products’ development for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. While we routinely evaluate cost reduction measures to proactively manage cash burn, if we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to take broader actions such as to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

As of December 31, 2025, we had net operating loss carryforwards for federal income tax purposes of $210.4 million that can be carried forward indefinitely. As of December 31, 2025, we had net operating loss carryforwards for state income tax purposes of $64.9 million that begin to expire in 2038. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating loss carryforwards may be subject to limitations arising out of previous ownership changes and we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes, including the Business Combination and related transactions. In addition, future changes in our stock ownership, including future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes. We have completed a Section 382 analysis covering taxable periods from its inception through the year ended December 31, 2021. We experienced an ownership change on November 21, 2019 for both federal and California tax purposes related to its Series A redeemable convertible preferred stock financing. Any net operating loss generated for taxable periods in 2018 and through November 21, 2019 in excess of $2.87 million will be permanently limited for California tax purposes. We reduced our California net operating loss deferred tax assets balance by the permanently limited amount of $0.6 million as of December 31, 2021. There would be no permanent loss of federal net operating loss based on the limits. We experienced an additional ownership change on September 24, 2021; however, we do not expect there are additional tax attributes that will expire unused before the expiration periods. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards for the year ended December 31, 2025. Following approval of the Company Stockholder Matters as contemplated by the Merger Agreement, we anticipate that we will experience another ownership change and, accordingly, our existing net operating loss carryforwards and certain other tax attributes may be subject to limitations (or disallowance) on their use following approval of the Company Stockholder Matters.

Risks Related to Discovery, Development, Manufacturing and Commercialization

We are substantially dependent on the success of our most advanced product candidates, KP-104, briquilimab and KP-701. If we are unable to complete development of, obtain approval for and commercialize our product candidates, including briquilimab, in a timely manner or at all, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates. We are not permitted to market or promote KP-104, briquilimab, KP-701 or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of our product candidates will depend on several factors, including the following:

●	the acceptance of individual institutional review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of KP-104, briquilimab and KP-701 and their overall general agreement with the use of KP-104, briquilimab and KP-701 in the intended patient population in the intended manner;

●	the completion of our ongoing Phase 2 basket trial of KP-104 for the treatment of IgAN, C3G and FSGS, our planned Phase 3 trial of KP-104 in PNH on a timely basis;

●	the successful filing of a BLA for briquilimab in SCID with the FDA, which is currently under evaluation;

●	the initiation and successful patient enrollment and completion of any additional clinical trials of briquilimab if required, in SCID, Fanconi’s anemia or other transplant indications on a timely basis;

●	the frequency and severity of adverse events in the clinical trials;

●	the successful and timely completion of our ongoing Phase 2 basket trial of KP-104 for the treatment of IgAN, C3G and FSGS, successful engagement with the FDA on our possible Phase 3 trial of KP-104 in PNH and completion of our ongoing Phase 1b/2a clinical trials of subcutaneous briquilimab for the treatment of CSU and CIndU;

●	maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of KP-104, briquilimab and KP-701 both in the United States and internationally;

●	successful completion of toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;

●	successful completion of clinical trials and other studies, under the FDA’s current Good Clinical Practices (“GCPs”) and the FDA’s current Good Laboratory Practices;

●	effective investigational new drug (“IND”) applications or Clinical Trial Authorizations that allow commencement of our planned clinical trials or future clinical trials for our product candidates;

●	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, EMA or any comparable foreign regulatory authority for marketing approval;

●	the timely receipt of marketing approvals for our product candidates from applicable regulatory authorities;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of KP-104, briquilimab and KP-701;

●	the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of KP-104, briquilimab or KP-701, if it is approved;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	a continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors;

●	our ability to obtain coverage and adequate reimbursement from third-party payors for our products, and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	our ability to compete with other treatments.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KP-104, briquilimab or KP-701, which would materially harm our business. If we do not receive marketing approvals for briquilimab, we may not be able to continue our operations.

We may not be successful in our efforts to develop and commercialize briquilimab, KP-104 or KP-701 in additional indications or to identify additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to develop, and commercialize briquilimab, KP-104 and KP-701 in additional indications or to identify additional product candidates. We are currently exploring a potential BLA filing for briquilimab in SCID as well as planning to engage with the FDA on a possible Phase 3 trial of KP-104 in PNH. We may fail to identify additional indications for clinical development or product candidates for clinical development for a number of reasons. Our methodology may be unsuccessful in identifying attractive potential product candidates, potential product candidates identified may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. In addition, given capital constraints and changing market conditions, our ability to expand our portfolio may never materialize. For example, advancing any future clinical studies in asthma will be based on an evaluation of the competitive landscape, the potential for strategic partnerships and capital availability.

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

We may expend our limited resources to pursue particular product candidates or indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on July 8, 2025, we implemented a corporate reorganization and refined our operating plan to focus on our briquilimab clinical development programs in chronic urticaria and halted enrollment in our Phase 1b asthma study and halted our other clinical and preclinical programs, including our severe combined immunodeficiency (“SCID”) program and any remaining Investigator Sponsored Trials (“ISTs”). Additionally, on July 16, 2026, we acquired Kira in the Merger and now plan to focus on advancing a consolidated pipeline of potential best-in-class innovative therapies for immunologically-driven disorders, including KP-104, briquilimab and KP-701. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate (including KP-104, briquilimab or KP-701), we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates.

The development and commercialization of new drug and biologic products is highly competitive. Moreover, the biotechnology field generally is characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to KP-104, briquilimab, KP-701 and any other product candidates that we develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Competitors of KP-104 in development include the following:

●	Vertex Pharmaceuticals Incorporated, which is developing an Fc fusion protein-based dual inhibitor of the BAFF and APRIL cytokines that is being studied in autoimmune diseases including IgAN;

●	Novartis AG, which is developing an antibody to the APRIL cytokine that is being studied in IgAN;

●	F. Hoffmann-La Roche AG, which is developing an antisense oligonucleotide that is being studied in IgAN;

Biogen, Inc., which is developing an antibody targeting CD38-positive plasma cells that is being studied in autoimmune diseases including IgAN;

Takeda Pharmaceutical Company Limited, which is developing an antibody targeting CD38-positive plasma cells that is being studied in autoimmune diseases including IgAN;

RemeGen Co., Ltd., which is developing an Fc fusion protein-based dual inhibitor of the BAFF and APRIL cytokines that is being studied in autoimmune diseases including IgAN.

Competitors of briquilimab in development include the following:

●	Celldex Therapeutics, Inc., which is developing an antibody to KIT that is being studied in mast cell diseases;

●	Novartis AG, which is developing a small molecule inhibitor to Bruton’s Tyrosine Kinase for mast cell diseases;

●	Sanofi Aventis, Inc., which is developing an antibody to the Interleukin 4 receptor alpha for mast cell diseases as well as a small molecule KIT inhibitor for mast cell diseases;

●	Evommune, Inc., which is developing a small-molecule antagonist of MRGPRX2 in mast cell driven diseases.

Competitors of KP-701 in development include the following:

●

Zenas BioPharma Inc., which is developing an antibody targeting CD19 and FcγRIIb that is being studied in autoimmune diseases;

Novartis AG, which is developing an antibody targeting BAFF-R that is being studied in autoimmune diseases.

Risks Related to Our Relationships with Third Parties

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

Legislation targeting biotechnology companies with ties to certain foreign adversaries, including the BIOSECURE Act, could materially adversely affect our business, supply chain and results of operations.

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture drug substance and drug product for our product candidates, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), WuXi MedKey Med-Tech Development (Shanghai) Co., Ltd. (“WuXi MedKey”) and WuXi AppTec (HongKong) Limited (“WuXi AppTec”, and together with WuXi Biologics and WuXi MedKey “WuXi”. The BIOSECURE Act, enacted in December 2025 as Section 851 of the FY2026 National Defense Authorization Act, prohibits U.S. government agencies from procuring or obtaining biotechnology equipment or services from designated “biotechnology companies of concern,” and restricts agencies from entering into, extending, or renewing contracts with entities that use such covered equipment or services (the “BIOSECURE Act”). The statute relies on two designation mechanisms: (1) automatic designation through the Department of Defense’s Section 1260H list of “Chinese military companies”; and (2) a criteria-based pathway administered through an interagency process led by the Office of Management and Budget, which is required to publish a list of biotechnology companies of concern (“BCCs”) within one year. While the enacted version of the BIOSECURE Act does not specifically name companies, companies previously identified in legislative drafts, such as WuXi, remain at risk of being designated as BCCs through this process or by inclusion on the 1260H list. The prohibitions under the BIOSECURE Act take effect following revisions to the Federal Acquisition Regulation, with the timing depending on the basis for a company’s designation as a BCC. Although the statute includes a five-year rule of construction that protects legacy agreements from being invalidated by the new restrictions, a safe harbor for items no longer produced or provided by a biotechnology company of concern, and limited case-by-case waivers in the national security interest, there can be no assurance that we will be able to fully avail ourselves of such provisions or that they will adequately mitigate the impact of the statute’s prohibitions on our operations. In such event, we may be required to transition manufacturing activities then performed by CMOs receiving the designation, including WuXi if it were to receive such designation to alternative CMOs, which could be costly, time-consuming and disruptive to our supply chain and clinical development programs.

In addition to the BIOSECURE Act, the introduction or passage of other federal or state legislation, executive orders or regulatory actions further restricting U.S. biotechnology companies’ use of certain foreign-based CMOs, such as WuXi, could impose additional constraints on our manufacturing operations and supply chain. There can be no assurance that we would be able to identify and qualify alternative manufacturers on commercially reasonable terms or in a timeframe sufficient to avoid material disruption to our business, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

We are highly dependent on intellectual property licensed from third parties, and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on the patents, know-how and proprietary technology licensed from third parties for the development and, if approved, commercialization of KP-104, briquilimab and KP-701. In connection with the Merger, we acquired Kira’s portfolio of intellectual property, including patents, patent applications, trade secrets and know-how related to KP-104 and KP-701. There can be no assurance that the intellectual property rights we acquired through the Merger will prove to be valid and enforceable, or that we will be able to successfully integrate and protect Kira’s intellectual property in a manner consistent with our existing intellectual property management practices. In addition, Kira may have been subject to intellectual property claims, disputes or third-party challenges that were not fully known to us at the time of the Merger, which could result in unexpected costs, liability or loss of rights. Any termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates.

For example, we rely on our worldwide exclusive license agreement with Amgen Inc., whereby we license a patent portfolio from Amgen Inc. applicable to our targeted conditioning program that contains patent families directed to humanized KIT antibody. We also rely on our license agreement with Stanford, whereby we license a patent portfolio applicable to our targeted conditioning program that contains patent families directed to immunodepletion of endogenous stem cell niche for engraftment. We also rely on our license from the Trustees of the University of Pennsylvania, whereby we license a patent portfolio, applicable to KP-104 and KP-301. In addition, through the Merger, we inherited Kira’s license agreements and other intellectual property arrangements, which are subject to their own terms and conditions, including diligence and payment obligations, and which may impose constraints on our development and commercialization activities.

Each of our license agreements with third parties impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Non-compliance with such obligations may result in termination of the respective license agreement or in legal and financial consequences. If any of our licensors terminates its respective license agreement, we may not be able to develop or commercialize KP-104, briquilimab, KP-701 or any other product candidates covered by these agreements. Termination of our license agreements or reduction or elimination of our rights under them may result in us having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop, commercialize or sell the affected product candidate or may cause us to lose our rights under the agreement.

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

Risks Related to Other Legal Compliance Matters

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

As a result of the acquisition of Kira, individuals who previously operated in a private company environment are now employees or officers of a publicly traded company and are subject to public company compliance obligations, including compliance with our insider trading policy, Section 16 reporting requirements under the Securities Exchange Act of 1934, as amended, Regulation FD restrictions on selective disclosure of material nonpublic information, and quiet period restrictions around SEC filings. These individuals may not have prior experience with public company compliance requirements. However, there can be no assurance that all individuals will fully understand or consistently comply with these requirements, particularly during the initial post-acquisition integration period. Any inadvertent violation of insider trading laws, Section 16 reporting obligations, or Regulation FD could result in SEC enforcement action, personal liability for the individuals involved, and reputational harm to the company. Such violations could also undermine investor confidence in our corporate governance practices and adversely affect the trading price of our common stock.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly our Chief Executive Officer, the members of our executive team, and key scientific and medical personnel employees. The loss of the services of any of our executive officers, key employees, and scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business. Our acquisition of Kira and the resulting integration process may increase risk of employee departures in the foreseeable future.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth, including the growth as a result of the acquisition of Kira.

As of August 10, 2026, we had 25 full-time employees. As a result of the acquisition of Kira, we became a larger company and our business became more complex and we have expanded our focus on advancing a consolidated pipeline of potential best-in-class innovative therapies for immunologically-driven disorders to include KP-104 and KP-701, in addition to briquilimab. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined company and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, as our development, manufacturing and commercialization plans and strategies develop and we continue our operations as a public company, we expect to need and are actively recruiting additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the stock market in general, Nasdaq and pharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading price of our common stock is, and is likely to continue to be, volatile. For example, from January 2, 2025 to December 31, 2025, our closing stock price ranged from $1.58 to $21.09 per share. From January 2, 2026 to August 10, 2026, our closing stock price ranged from $0.34 to $2.05 per share. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Moreover, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. It is also possible that potential plaintiffs may file lawsuits relating to the Merger with Kira, as litigation and related claims frequently follow the announcement and completion of business transactions, including mergers like the one we consummated. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of June 30, 2026, our directors and executive officers and their affiliates beneficially owned approximately 16.2% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Pursuant to the Jasper Therapeutics, Inc. 2024 Equity Incentive Plan (the “2024 Plan”), which became effective on June 6, 2024, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Jasper Therapeutics, Inc. 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on June 6, 2024, we are authorized to sell shares to our employees. As of June 30, 2026, 626,560 shares and 907,844 shares of our common stock are reserved for future issuance under the 2024 Plan and the 2024 ESPP, respectively.

On March 14, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) adopted the 2022 Inducement Equity Incentive Plan (the “2022 Inducement Plan”). On June 2, 2023, the Compensation Committee approved an amendment and restatement of our 2022 Inducement Plan to increase the maximum number of shares of our voting common stock available for grant by 250,000 shares of common stock to an aggregate of 550,000 shares of common stock. As of June 30, 2026, 193,002 shares of our common stock are available for future issuance under the 2022 Inducement Plan. The 2022 Inducement Plan has not been and will not be approved by our stockholders. Under the 2022 Inducement Plan, we can grant nonstatutory stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and other awards, but only to an individual, as a material inducement to such individual to enter into employment with us or an affiliate of ours, who (i) has not previously been an employee or director of ours or (ii) is rehired following a bona fide period of non-employment with us.

As of June 30, 2026, options to purchase an aggregate of 2,386,099 shares of our common stock were outstanding.

Additionally, as of June 30, 2026, we had outstanding Pre-Funded Warrants to purchase up to an aggregate of 675,000 shares of common stock and Common Warrants to purchase up to an aggregate of 12,345,707 shares of common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

Subsequent to June 30, 2026, on July 16, 2026, in connection with the Merger Agreement, we issued 4,644,977 shares of Convertible Preferred Stock, each share of which is, subject to stockholder approval of the Company Stockholder Matters, convertible into 61 shares of common stock, and on July 20, 2026, we issued an additional 4,655,951 shares of Convertible Preferred Stock, each share of which is, subject to stockholder approval of the Company Stockholder Matters, convertible into 61 shares of common stock. If our stockholders approve the Company Stockholder Matters, these shares of Convertible Preferred Stock will automatically convert into shares of common stock. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after conversion, the trading price of our common stock could decline.

On July 16, 2026, in connection with the Merger Agreement, outstanding Kira options were converted into options to purchase 392,791 shares of common stock and 351,201 shares of Convertible Preferred Stock, each share of which is, subject to stockholder approval of the Company Stockholder Matters, convertible into 61 shares of common stock.

Additionally, in connection with the execution of the Merger Agreement, our directors and officers and certain directors, officers and stockholders of Kira as of immediately prior to the transaction, entered into lock-up agreements, pursuant to which each such stockholder is subject to a lockup on the sale or transfer of shares of common stock and Convertible Preferred Stock held by each such stockholder until January 12, 2027. These lock-up agreements also provide that such restrictions will be terminated upon the termination of such party’s employment or service as a director with the Company. Upon expiration of this 180-day lock-up period, these shares will become eligible for sale in the public market. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline.

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

On June 3, 2026, we received written notice (the “Notice”) from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided with an initial period of 180 calendar days, or until November 30, 2026, to regain compliance. The Notice states that the Nasdaq staff will provide us with written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before November 30, 2026, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by November 30, 2026, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by November 30, 2026. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by November 30, 2026, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

Even though we previously regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, there is no guarantee that we will regain compliance with such listing requirements or remain in compliance with other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

JASPER THERAPEUTICS, INC.

Date: August 14, 2026	By:	/s/ Jeet Mahal
Jeet Mahal
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Herb Cross
Herb Cross
Chief Financial Officer
(Principal Accounting and Financial Officer)